Form 10QSB
period 1995-06-30
HEALTHPLEX INC
filed 1995-08-10
CIK 770506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB





[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1995

  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number  0-14236

                          Healthplex, Inc.
 (Exact name of small business issuer as specified in its charter)


          Delaware                                        11-2714365
          (State or other jurisdiction of                (I.R.S. Employer
            incorporation or organization)             Identification No.)

          60 Charles Lindbergh Blvd., Uniondale, New York    11553
          (Address of principal executive offices)

          516-794-3000
          Issuer's telephone number, including area code



Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 3,586,682 shares of common stock, par value $.001 per share, outstanding at June 30, 1995.



         Not Applicable
         --------------
(Former name, former address and former fiscal year, if changed since last report)


                        HEALTHPLEX, INC. & SUBSIDIARIES

                                     INDEX


     Part 1. Financial information                                        Page

               Consolidated balance sheets -                                2
               June 30, 1995 unaudited and
               December 31, 1994 audited.

               Consolidated income statements -                             3
               six months ended June 30, 1995 and 1994
               unaudited; and three months ended
               June 30, 1995 and 1994 unaudited.

               Consolidated statements of cash flows -                      4
               six months ended June 30, 1995 and 1994
               unaudited.

               Notes to consolidated financial statements                   5

               Management's discussion and analysis of                      6
               financial condition and results of operations.



                                    HEALTHPLEX, INC. & SUBSIDIARIES


CONSOLIDATED   BALANCE   SHEETS
-------------------------------

                                                        June 30,   December 31,
                                                          1995         1994
ASSETS                                                 (Unaudited)  (Audited)
-------                                               ------------ ------------
Current assets:

Cash                                                  $    742,371 $    462,942
Short term investments and marketable securities         1,461,761    1,415,499
Accounts receivable                                        315,709      349,128
Inventory                                                    2,423            0
Notes receivable - current portion                          26,916       26,916
Other receivables                                           19,335       19,717
Prepaid expenses                                             5,861        5,861
                                                      ------------ ------------
 Total current assets                                    2,574,376    2,280,063


Fixed assets, net of depreciation                          866,031      758,715
Notes receivable - long term                                73,054       73,054
Security deposits                                           21,489       16,382
Excess of cost over book value of acquired subsidiaries     16,928       17,605
Other assets                                                14,433       14,433
Loan to Dentcare Delivery Systems, Inc.                    515,820      515,820
                                                      ------------ ------------
                                                      $  4,082,131 $  3,676,072
                                                      ------------ ------------
                                                      ------------ ------------
LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
-------------------
Accounts payable                                      $    451,252 $    387,847
Current portion of capitalized lease obligations           140,391      107,697
Accrued expenses and taxes                                 141,018      173,231
Due to plans                                               307,620      120,110
Federal income tax payable                                  95,453       52,291
                                                      ------------ ------------
 Total current liabilities                               1,135,734      841,176

Capitalized lease obligations, net of current portion      230,300      161,546
Deferred federal income tax payable                         40,374       42,403
                                                      ------------ ------------
 Total liabilities                                       1,406,408    1,045,125
------------------

Stockholders' equity:

Common stock $.001 par value, authorized
  20,000,000 shares issued & outstanding
  3,586,682 in 1995 and 1994                                 3,587        3,587


Paid-in capital                                          1,971,328    1,971,328
Retained earnings                                          700,808      656,032
                                                      ------------ ------------
 Total stockholders' equity                              2,675,723    2,630,947
                                                      ------------ ------------
                                                      $  4,082,131 $  3,676,072
                                                      ------------ ------------
                                                      ------------ ------------
See notes to financial statements which are an integral part hereof.

                                                    2



                          HEALTHPLEX, INC. & SUBSIDIARIES


CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------
(UNAUDITED)
-----------
                             For the Six Months Ended For the Three Months End
                              June 30,     June 30,     June 30,     June 30,
                               1995         1994         1995         1994
                            ------------ ------------ ------------ ------------
Revenues
--------
Service fee income          $  1,183,851 $  1,031,127 $    488,413 $    505,000
Administrative service income    986,603    1,035,866      501,701      520,979
                             -----------  -----------  -----------  -----------
Total service fee income       2,170,454    2,066,993      990,114    1,025,979
Premium income                 3,419,163    3,123,754    1,758,237    1,568,299
Sales-computer services           69,642       18,183       66,374       16,513
                             -----------  -----------  -----------  -----------
   Total Revenues              5,659,259    5,208,930    2,814,725    2,610,791
                             -----------  -----------  -----------  -----------

Cost of Revenues
Direct expenses -
     related to service fees     911,296      908,136      382,753      435,437
Dental expenses -
     related to premium income 2,843,419    2,544,319    1,453,681    1,281,495
Cost of sales -
     computer services            29,319       10,028       26,941        6,492
                             -----------  -----------  -----------  -----------
                               3,784,034    3,462,483    1,863,375    1,723,424
                             -----------  -----------  -----------  -----------
Gross Margin on Revenues       1,875,225    1,746,447      951,350      887,367
------------------------     -----------  ----------- ------------  -----------

Interest expense                  18,291       16,029       10,503        7,769
Selling, general and
        administrative expense 1,815,573    1,623,566      955,663      854,311
                             -----------  -----------  -----------  -----------
                               1,833,864    1,639,595      966,166      862,080
                             -----------  -----------  -----------  -----------

Income (loss) before other income
   and income taxes               41,361      106,852      (14,816)      25,287
Loss on sale of securities             0      (21,454)           0      (23,421)
Dividend income                    7,023       20,520        3,606        7,402
Interest income                   54,513       27,761       24,167        6,657
                             -----------  -----------  -----------  -----------
Income (loss)before income taxes 102,897      133,679       12,957       15,925
Provision for income taxes        58,121       75,050       12,212       12,691
                             -----------  -----------  -----------  -----------
Net income                   $    44,776  $    58,629  $       745  $     3,234
                             -----------  -----------  -----------  -----------
                             -----------  -----------  -----------  -----------

Earnings per share
  Primary                          0.013        0.016        ---          0.001
                             -----------  -----------  -----------  -----------
                             -----------  -----------  -----------  -----------
  Fully diluted                    0.012        0.016        ---          0.001
                             -----------  -----------  -----------  -----------
                             -----------  -----------  -----------  -----------

Weighted average number of shares
of common stock  outstanding
Primary                        3,586,682    3,586,682    3,586,682    3,586,682
                             -----------  -----------  -----------  -----------
                             -----------  -----------  -----------  -----------
Fully diluted                  3,627,500    3,627,500    3,627,500    3,627,500
                             -----------  -----------  -----------  -----------
                             -----------  -----------  -----------  -----------

See notes to financial statements which are
an integral part hereof.
                                           3




                                   HEALTHPLEX, INC. & SUBSIDIARIES


CONSOLIDATED  STATEMENTS OF  CASH  FLOWS
----------------------------------------
(UNAUDITED)
-----------
                                                      For the Six Months Ended
                                                      ------------ -----------
                                                        June 30,     June 30,
                                                          1995         1994
                                                      ------------ ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net income                                            $     44,776 $     58,629
Adjustments to reconcile net income to net cash
 provided by operating activities:
     Depreciation                                          103,846      120,060
     Amortization                                              677          677
     Deferred federal income tax payable                    (2,029)         103
(Increase) decrease in:
       Accounts receivable                                  33,419      (76,603)
       Inventory                                            (2,423)           0
       Other receivables                                       382       18,026
       Due from plans                                            0      (16,252)
       Prepaid expenses                                          0      (37,866)
       Security deposits and other assets                   (5,107)      22,000
Increase (decrease) in:
      Accounts payable                                      63,405      (64,098)
      Accrued expenses and taxes                           (32,213)      55,779
      Due to plans                                         187,510     (208,194)
      Federal income tax payable                            43,162       40,291
                                                      ------------ ------------
Net cash provided by (used in) operating activities        435,405      (87,448)
                                                      ------------ ------------

Cash flows from investing activities:
  Capital expenditures                                    (211,162)     (45,639)
  Short term investments and marketable securities         (46,262)     363,196
 Purchase of marketable securities                               0     (251,369)
                                                      ------------ ------------
Net cash provided by (used in) investing activities       (257,424)      66,188
                                                      ------------ ------------

Net cash used in investing activities

Cash flows from financing activities:
  Financing purchase of equipment                          163,470            0
  Repayment of long-term debt                              (62,022)     (53,849)
  Reduction of notes receivable                                  0        5,108
                                                      ------------ ------------
Net cash provided by (used in) financing activities        101,448      (48,741)

Net  increase (decrease) in cash and cash equivalents      279,429      (70,001)
Cash and cash equivalents at beginning of period           462,942      244,818
                                                      ------------ ------------
Cash and cash equivalents at end of period            $    742,371 $    174,817
                                                      ------------ ------------
                                                      ------------ ------------

Cash Paid During the Period For:
  Interest                                            $     18,291 $     16,029
                                                      ------------ ------------
                                                      ------------ ------------
  Income taxes                                        $      4,080 $        430
                                                      ------------ ------------
                                                      ------------ ------------
See notes to financial statements which are an integral part hereof.




                        HEALTHPLEX, INC. & SUBSIDIARIES


                         NOTES TO FINANCIAL STATEMENTS





NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-QSB and rule 310 of regulation S-B. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended June 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

For a summary of significant accounting policies, refer to Note 2 of Notes to Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.













                                       5


                        HEALTHPLEX, INC. & SUBSIDIARIES



               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                 FOR THE SIX MONTHS ENDED JUNE 30,1995 AND 1994




Results of Operations
---------------------

Net income decreased 23.6% to $44,776 during the first six months of 1995, as compared with $58,629 during the comparable period of 1994. Gross margins increased 7.4% or $128,778 to $1,875,225 during 1995 as compared to $1,746,447 in 1994. Contributing to the increase in total gross margin was an $100,301 increase in gross margin from service revenues. This increase resulted from the Company's concentration on and expansion of its administrative service business. In addition, the Company's computer services had an increase in gross margin of $32,168 due to the sale of an imaging system. Offsetting these increases, was a decrease in gross margin from premium income of $3,691, resulting from increased claims utilization.

During the first six months of 1995 the Company recognized interest and dividend income of $61,536 as compared to $48,281 during 1994.


Liquidity and Capital Resources
During the first six months of 1995 the Company had a increase in cash and cash equivalents of $279,429. Operating activities accounted for a $435,405 increase in cash. Offsetting this increase were net expenditures by the Company during this period of $47,692 to purchase equipment and $62,022 to repay long-term debt. In addition, the Company increased its short term investments by $46,262.









                                       6


                        HEALTHPLEX, INC. & SUBSIDIARIES

                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings
------  -----------------

        Neither the Registrant nor its subsidiaries are a party, nor is any of their property subject, to material pending legal proceedings or material proceedings known to be contemplated by governmental authorities.

Item 2. Changes in Securities
------  ---------------------

        None

Item 3. Defaults Upon Senior Securities
------  -------------------------------
        None

Item 4. Submission of Matters to a Vote of Security Holders
------  ---------------------------------------------------

        At the annual meeting of Stockholders, held on June 29, 1995, the approval of Libero & Kappel as independent auditor for the fiscal year ended December 31, 1995 was ratified. 3,239,240 votes were cast for, 9,100 votes were cast against and 10,080 votes abstained with respect to such proposal.

Item 5. Other Information
------  -----------------

        None

Item 6. Exhibits and Reports on Form 8-K
------  --------------------------------

        None


                        HEALTHPLEX, INC. & SUBSIDIARIES




                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                                                Healthplex, Inc.
                                                                ----------------
                                                                    (Registrant)



Date   08/10/95                                               By /S/ Martin Kane
     -------------                                              ----------------
                                                                     Martin Kane
                                                                       President


Date   08/10/95                                               By /S/ John Forte
     -------------                                              ----------------
                                                                      John Forte
                                                        Chief Accounting Officer