Form 10QSB
period 1995-09-30
HEALTHPLEX INC
filed 1995-11-14
CIK 770506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

          For the quarterly period ended         September 30, 1995
                                          ----------------------------



TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                                      ---    -----

Commission file number  0-14236
                        ----------------


                    Healthplex, Inc.
-----------------------------------------------------------------

 (Exact name of small business issuer as specified in its charter)


               Delaware             11-2714365
-------------------------------------------------------
 (State or other jurisdiction of (I.R.S. Employer incorporation or organization) Identification No.)


               60 Charles Lindbergh Blvd., Uniondale, New York    11553
---------------------------------------------------------------------------
 (Address of principal executive offices)

               516-794-3000
-------------------------------------------------------
Issuer's telephone number, including area code



Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                    ---   --


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 3,586,682 shares of common stock, par value $.001 per share, outstanding at September 30, 1995.


          Not Applicable
----------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


                        HEALTHPLEX, INC. & SUBSIDIARIES
                        -------------------------------

                                     INDEX
                                     -----



       Part 1. Financial information                          Page

               Consolidated balance sheets                      2
               September 30, 1995 unaudited and
               December 31, 1994 audited.

               Consolidated income statements                   3
               nine months ended September 30, 1995 and 1994 unaudited; and three months ended
               September 30, 1995 and 1994 unaudited.

               Consolidated statements of cash flows            4
               nine months ended September 30, 1995 and 1994 unaudited.

               Notes to consolidated financial statements       5

               Management's discussion and analysis of          6
               financial condition and results of operations.



HEALTHPLEX, INC. & SUBSIDIARIES
-------------------------------
CONSOLIDATED BALANCE SHEETS
---------------------------


                                            September 30,   December 31,
                                                  1995           1994
ASSETS                                       (Unaudited)       (Audited)
------                                      -------------   -------------

Current assets:
---------------
Cash                                         $    543,689   $    462,942
Short term investments and                      1,424,716      1,415,499
marketable securities
Accounts receivable                               432,324        349,128
Inventory                                           2,423              0
Notes receivable - current                         26,916         26,916
portion
Other receivables                                  13,684         19,717
Prepaid expenses                                    5,861          5,861
                                             ------------   ------------
 Total current assets                           2,449,613      2,280,063

Fixed assets, net of depreciation                 828,360        758,715
Notes receivable - long term                       73,054         73,054
Security deposits                                  23,489         16,382
Excess of cost over book value                     16,590         17,605
of acquired subsidiaries
Other assets                                       14,433         14,433
Loan to Dentcare Delivery Systems, Inc.           515,820        515,820
                                             ------------   ------------
                                             $  3,921,359   $  3,676,072
                                             ------------   ------------
                                             ------------   ------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
--------------------
Accounts payable                             $    443,906   $    387,847
Current portion of capitalized                    140,391        107,697
lease obligations
Accrued expenses and taxes                        106,672        173,231
Due to plans                                      244,250        120,110
Federal income tax payable                         69,768         52,291
                                             ------------   ------------
 Total current liabilities                      1,004,987        841,176

Capitalized lease obligations,                    195,202        161,546
net of current portion
Deferred federal income tax payable                39,557         42,403
                                             ------------   ------------
Total liabilities                               1,239,746      1,045,125
-----------------

Stockholders' equity:

Common stock $.001 par value, authorized
  20,000,000 shares issued & outstanding
  3,586,682 in 1995 and 1994                        3,587          3,587

Paid-in capital                                 1,971,328      1,971,328
Retained earnings                                 706,698        656,032
                                             ------------   ------------
 Total stockholders' equity                     2,681,613      2,630,947
                                             ------------   ------------
                                             $  3,921,359   $  3,676,072
                                             ------------   ------------
                                             ------------   ------------

See notes to financial statements which are an integral part hereof.

                     HEALTHPLEX, INC. & SUBSIDIARIES
                     ------------------ ------------


CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------
(UNAUDITED)
-----------
                                  For the Six          For the Three
                                  Months Ended          Months Ended
                               Sept. 30,   Sept. 30,   Sept 30,  Sept 30,
                                  1995       1994        1995      1994

Revenues
--------
Service fee income         $ 1,695,408  $ 1,667,540  $   511,557  $   636,413
Administrative service       1,584,400    1,546,394      597,797      510,528
income                     -----------
Total service fee income     3,279,808    3,213,934    1,109,354    1,146,941
Premium income               5,129,010    4,693,207    1,709,847    1,569,453
Sales-computer services         72,567      108,227        2,925       90,044
                           -----------  -----------  -----------  -----------

   Total Revenues            8,481,385    8,015,368    2,822,126    2,806,438
                           -----------  -----------  -----------  -----------
Cost of Revenues
----------------
Direct expenses -            1,535,167    1,575,689      623,871      667,553
related to service fees
Dental expenses -            4,264,236    3,840,277    1,420,817    1,295,958
related to premium income
Cost of sales -                 32,930       70,464        3,611       60,436
computer services          -----------  -----------  -----------  -----------
                             5,832,333    5,486,430    2,048,299    2,023,947
                           -----------  -----------  -----------  -----------
Gross Margin on Revenues     2,649,052    2,528,938      773,827      782,491
------------------------   -----------  -----------  -----------  -----------

Interest expense                28,784       23,946       10,493        7,917
Selling, general and         2,606,749    2,430,488      791,176      806,922
administartive expense     -----------  -----------  -----------  -----------
                             2,635,533    2,454,434      801,669      814,839
                           -----------  -----------  -----------  -----------

Income (loss) before other
income and income taxes         13,519       74,504      (27,842)     (32,348)
Loss on sale of securities           0      (21,546)           0          (92)
Dividend income                 13,260       29,731        6,237        9,211
Interest income                 78,360       47,543       23,847       19,782
                           -----------  -----------  -----------  -----------
Income (loss) before income    105,139      130,232        2,242       (3,447)
taxes
Provision for income taxes      54,473       63,981       (3,648)     (11,069)
                           -----------  -----------  ------------  -----------

Net income                 $    50,666       66,251         5,890       7,622
                           -----------  -----------  ------------  -----------
                           -----------  -----------  ------------  -----------
Earnings per share
  Primary                  $     0.014  $     0.018  $      0.002  $    0.002
                           -----------  -----------  ------------  -----------
  Fully diluted            $     0.014        0.018         0.002       0.002
                           -----------  -----------  ------------  -----------

Weighted average number of shares
of common stock  outstanding
Primary                      3,586,682    3,586,682     3,586,682   3,586,682
                           -----------  -----------  ------------  ----------
Fully diluted                3,627,500    3,627,500     3,627,500   3,627,500
                           -----------  -----------  ------------  ----------

See notes to financial statements which are an integral part hereof.






HEALTHPLEX, INC. & SUBSIDIARIES
-------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------
(UNAUDITED)
-----------

                                              For the Nine Months Ended
                                            --------------------------------
                                             September 30,  September 30,
                                                  1995           1994
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS
Cash flows from operating activities:
Net income                                   $    50,666    $    66,251
Adjustments to reconcile net income to net cash
  provided by  operating activities:
     Depreciation                                156,395        182,300
     Amortization                                  1,015          1,015
     Deferred federal income tax payable          (2,846)
(Increase) decrease in:
       Accounts receivable                       (83,196)       (35,946)
       Inventory                                  (2,423)             0
       Other receivables                           6,033         18,026
       Due from plans                                  0         (6,168)
       Prepaid expenses                                0        (32,599)
       Security deposits and other assets         (7,107)        22,000
Increase (decrease) in:
      Accounts payable                            56,059        (48,121)
      Accrued expenses and taxes                 (66,559)        81,943
      Due to plans                               124,140       (208,194)
      Federal income tax payable                  17,477         30,827
      Deferred Federal income taxes payable                      (4,368)
                                             -----------    -----------
Net cash provided by (used in)                   249,654         66,966
operating activities                         -----------    -----------

Cash flows from investing activities:
  Capital expenditures                          (226,040)       (92,767)
  Short term investments and                      (9,217)        42,029
       marketable securities                 -----------    -----------
Net cash used in investing activities           (235,257)       (50,738)
                                             -----------    -----------
Cash flows from financing activities:
  Financing purchase of equipment                163,470              0
  Repayment of long-term debt                    (97,120)       (80,773)
  Reduction of notes receivable                        0          7,714
                                             -----------    -----------
Net cash provided by (used in)                    66,350        (73,059)
financing activities

Net  increase (decrease) in cash and              80,747        (56,831)
cash equivalents
Cash and cash equivalents at beginning           462,942        244,818
of period                                    -----------    -----------
Cash and cash equivalents at end             $   543,689    $   187,987
of period                                    -----------    -----------
                                             -----------    -----------

Cash Paid During the Period For:
  Interest                                   $    28,784    $    23,946
                                             -----------    -----------
  Income taxes                               $    43,158    $     7,514
                                             -----------    -----------

See notes to financial statements
which are an integral part hereof.


                        HEALTHPLEX, INC. & SUBSIDIARIES
                        -------------------------------



                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------







NOTE 1 - BASIS OF PRESENTATION
------------------------------


The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim
financial information and with the instructions to Form 10-QSB and   rule 310 of
regulation S-B. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ended December 31, 1995.

For a summary of significant accounting policies, refer to Note 2 of Notes to Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1994.
























                        HEALTHPLEX, INC. & SUBSIDIARIES
                        -------------------------------


               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

              FOR THE SIX MONTHS ENDED SEPTEMBER 30,1995 AND 1994
              ---------------------------------------------------





Results of Operations
---------------------

Net income decreased 23.5% to $50,666 during the first nine months of 1995, as compared with $66,251 during the comparable period of 1994. Gross margins increased 4.8% or $120,114 to $2,649,052 during 1995 as compared to $2,528,938 in 1994. Contributing to the increase in total gross margin was an $106,396 increase in gross margin from service revenues. This increase resulted from the Company's concentration on and expansion of its administrative service business. The Company had an increase in gross margin from premium income of $11,844 due to a seasonal decrease in dental utilization. In addition the Company's computer services had an increase in gross margin of $1,874.

During the first nine months of 1995 the Company recognized interest and dividend income of $91,620 as compared to $77,274 during 1994.


Liquidity and Capital Resources
-------------------------------

During the first nine months of 1995 the Company had a increase in cash and cash equivalents of $80,747. Operating activities accounted for a $249,654 increase in cash. Offsetting this increase were net expenditures by the Company during this period of $62,570 to purchase equipment and $97,120 to repay long-term debt. In addition, the Company increased its short term investments by $9,217.















                        HEALTHPLEX, INC. & SUBSIDIARIES
                        -------------------------------


                          PART II - OTHER INFORMATION
                          ---------------------------


Item 1.   Legal Proceedings
------    ------------------

          Neither the Registrant nor its subsidiary are a party, nor is any of their property subject, to material pending legal proceedings or material proceedings known to be contemplated by governmental authorities.

Item 2.   Changes in Securities
------    ---------------------

          None

Item 3.   Defaults Upon Senior Securities
------    -------------------------------

          None

Item 4.   Submission of Matters to a Vote of Security Holders
------    ---------------------------------------------------

          None

Item 5.   Other Information
------    -----------------

          None

Item 6.   Exhibits and Reports on Form 8-K
------    --------------------------------

          None



                         HEALTHPLEX, INC. & SUBSIDIARIES
                         -------------------------------





                                   SIGNATURES
                                   ----------
    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                                             Healthplex, Inc.
                                                       -------------------------
                                                              (Registrant)


     Date                                            By
         ----------                                    -----------------
                                                             Martin Kane
                                                               President


     Date                                            By
         ----------                                    -----------------
                                                               John Forte
                                                     Chief Accounting Officer