Form 10-K
period 1995-12-31
HEALTHPLEX INC
filed 1996-04-01
CIK 770506

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB
(Mark One)
[x]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [Fee required]
                           --- --------


For the fiscal year ended December 31, 1995
                          ----------------------------------


                                   OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934 [No fee required]
                       -- --- --------


For the transition period from          to
                              ----------  -------------

                         Commission file number 0-14236
                                                -------


                               HEALTHPLEX, INC.
        ----------------------------------------------------------------

             (Exact name of registrant as specified in its charter)

Delaware                                  11-2714365
- -------------------------          ------------------------
(State or other jurisdiction           (I.R.S. Employer
of incorporation or organization)      Identification No.)

60 Charles Lindbergh Blvd., Uniondale, New York         11553
- -----------------------------------------------        -------
(Address of principal executive offices)               (Zip Code)

(516) 794-3000
- -------------------------------------
(Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange
Act: None

Securities registered pursuant to Section 12(g) of the Exchange
Act:
             Common Stock, par value $.001 per share
             ---------------------------------------
                        (Title of Class)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes   x    No
                                                 -----     ---

Check if there is no disclosure of delinquent filers pursuant to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The registrant's revenues for the most recent fiscal year were $11,356,640.

As at March 15, 1996, 3,586,682 shares of Common Stock of the registrant were outstanding. The aggregate market value of the 1,890,164 shares of Common Stock held by non-affiliates as of such date was $1,535,758.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.
         -----------------------

General
- -------

     Healthplex, Inc. (the "Company" or "Healthplex") is a Delaware corporation and the successor by merger of Dentshield, Inc., a New York corporation organized on March 26, 1981. The Company's address is Nassau West Corporate Center I, 60 Charles Lindbergh Boulevard, Uniondale, New York 11553 and its telephone number there is (516) 794-3000.

     The Company renders marketing, claims processing, electronic data processing, printing and related services to Dentcare Delivery Systems, Inc. ("Dentcare"), a dental health company, and operates a second plan through a wholly-owned subsidiary, International Healthcare Services, Inc. ("IHS" and together with Dentcare, the "Plans"). The Company also provides administrative services to certain unaffiliated dental plans on an "administrative services only" basis.

     The Company's wholly-owned subsidiary, OASYS. Corporation, develops document imaging systems, including hardware and software components, and markets these systems to hospitals, insurance companies and small businesses. O.A.SYS. derives revenues from consulting fees, software development fees and from dealer margins resulting from resales of imaging hardware equipment manufactured by third-party vendors.

     A significant portion of the Company's revenues are derived from its service arrangement with Dentcare and from the Company's operation of IHS. The Company renders consulting, data systems, claims processing, marketing, printing and other services to the Plans pursuant to Service Agreements between the Company and each of the Plans. The Company's Service Agreement with Dentcare provides for compensation to the Company based upon various fee components designed to allocate reasonably the various costs of providing services. The fee may not exceed that permitted by applicable law. See "Government-Regulation - General." Service fee income is generally determined as a percentage of premium income of the related Plan. The Company is responsible for collection of bills and accounts receivable, establishing and maintaining records and books of accounts, processing and payment of claims, marketing, preparation of annual budgets (including setting forth major operating objectives, anticipated revenues, expenses, cash flow and capital expenditures), management of all purchases and leases of equipment (with delegated authority to commit for purchases or leases of up to $5,000), obtaining general liability insurance, review of employee benefit plans, design and implementation of utilization programs and cost control measures, professionalism and quality control systems, banking, contract negotiations and overall responsibility for administrative functions.

     Each Service Agreement is for a term of three years and is automatically renewable for additional one-year periods upon notice given two years in advance. Dentcare may terminate the Service Agreement by furnishing written notice thereof to the Company on or before the anniversary date of the Service Agreement. Such termination would be effective two years after the applicable anniversary date. The Service Agreements may be terminated by either party, among other reasons, for cause upon 60 days prior written notice.

     The Service Agreement with Dentcare ends automatically if Dentcare's authority to operate a dental health service program is terminated and ends on 15 days' written notice if the parties determine that their best interests cannot be served by modifications to the Service Agreement required by the applicable State Insurance Department.

     The Company also derives premium revenues from the pre-paid dental plan operations of its wholly-owned subsidiary, IHS.

     The Company also provides administrative services, primarily claims processing and related electronic data processing services, to unaffiliated dental plans. The administrative services only business enables the Company to utilize the excess capacity of its electronic data processing capabilities. The Company typically charges a per claim handling fee for processing these claims. The administrative services only business is attractive since the Company is not subject to the same risks which exist in those instances where the Company's affiliates undertake an underwriting risk in providing fee-for-service or capitation programs.

ELECTRONIC DATA PROCESSING SERVICES

     As an integral part of its services, the Company renders information and image processing services to its Plans and to unaffiliated businesses. The Company's EDP functions are provided in-house with a Data General 6240 Series Computer with 128 megabytes of memory and over 16 billion bytes of disk space. The Company has developed its own software using an SQL Fourth Generation Language and an Oracle Database. Over 60 terminals are in use with unlimited expansion capabilities. The Company also utilizes an Oasys document imaging system with PC workstations and a Hewlett-Packard 144 disk optical autochanger.

MARKETING

     The Company markets its services through its own employees and through marketing arrangements with third parties. The
Company's marketing efforts traditionally have entailed convincing groups to switch from existing dental plans to those of the Plans or convincing groups to join a dental plan. This marketing effort involves a two-tier process in which the Company must first convince a group to contract with a Plan to make plan participation available to the members of the group and, if this external marketing is achieved, the Company must then convince potential subscribers and enrollees to participate in the Plan. These marketing efforts typically involve significant marketing costs incurred over a period of several months prior to realization of revenues derived from such efforts.

THE PLANS - GENERAL

     Dentcare is a New York not-for-profit corporation. Pursuant to its charter and by-laws, Dentcare has no stockholders or members as such. IHS is a New Jersey for profit business corporation and is wholly-owned by Healthplex.

     Dentcare is authorized to furnish health expense indemnity under Article 43 of the New York Insurance Law, and provides prepaid dental insurance programs and fee-for-service programs to groups and to individuals in New York State. Under a prepaid plan, the dentist is compensated on the basis of the number of enrolled patients, regardless of the extent of services performed. Under a fee-for-service, or indemnity program, the dentist is paid fees for the performance of various dental procedures. Dentcare's primary service area consists of New York City and surrounding counties.

     IHS is authorized by the New Jersey Department of Insurance to act as a "dental plan organization" in the State of New
Jersey. IHS provides prepaid dental plans to groups and individuals and is a wholly-owned subsidiary of the Company. As such, the financial statements of the Company contained elsewhere herein include the consolidated statements of IHS.

     At March 15, 1996, Dentcare and IHS had 83,445 and 24,197 members, respectively, and the Company serviced 85,320 members on an administrative service only basis.

PREPAID PLANS

     Under the prepaid dental plans of both Dentcare and IHS, monthly premiums are collected on behalf of Dentcare and IHS from the groups and are paid to participating dentists, or providers, after deduction of expenses paid by Dentcare or IHS or charged by the Company in accordance with its Service Agreement. Such payments to the provider are commonly referred to as capitation fees. Under the Company's capitation fee program, the capitation fee is a fixed monthly fee based only on the number of subscribers enrolled with a particular provider without regard to the number of patient visits or types of work performed. The Company believes that the capitation fee concept provides significant incentive for providers to practice preventive dentistry. If the provider actively improves the dental health of his patients, the provider's work load decreases, thereby improving the provider's profitability and margins.

     Specialized dental services, such as orthodontics, endodontics, periodontics and oral surgery are provided through specialists with whom the Company contracts on behalf of the Plan.

     Dentcare and IHS offer several different plans for subscribers, principally groups such as unions, associations, school systems, law enforcement agencies, municipalities and pension benefit organizations. As of March 15, 1996, Dentcare had 1,274 subscribing groups and IHS had 949 subscribing groups for prepaid dental plan programs.

     Under the prepaid plans of Dentcare and IHS there is no pre-enrollment examination of the enrollee. The plans accept the existing condition of each of the subscribers and their dependents. There are no deductible amounts prior to coverage under the plan, maximum limitations on coverage(s) provided under the plan contract or pre-authorizations as commonly required by indemnity insurance carriers for treatment. In addition, neither the provider, group nor subscriber is burdened with submitting insurance claim forms.

     The Dentcare and IHS form of group dental agreements do not cover fixed and removable prosthetic devices and orthodontic services. However, Dentcare and IHS offer prosthetic and orthodontic service options to groups through providers and specialists with whom the applicable plan contracts, up to dollar amounts specified in the individual plan. The standard arrangement generally requires subscribers to share in the cost of such services.

FEE-FOR-SERVICE PLAN

     Dentcare is authorized to provide fee-for-service dental plans in New York.

     Under the fee-for-service dental plan operating in New York, enrollees are entitled to reimbursement for certain dental procedures performed based upon a specified schedule of fees for services. Enrollees are entitled to select dentists of their choice and are not restricted to providers participating in Company managed plans.

     Under its fee-for-service plans, Dentcare reimburses for all types of dental services based upon specified schedules of fees for services and the Company provides claims processing services to facilitate reimbursement for services performed. Fee schedules are provided to each subscriber with the subscriber's plan contract. The schedules are filed with the New York Insurance Department. Such schedules are subject to change at such time as a subscriber's contract is renewed. The Company undertakes all responsibility for claims processing and professional review of claims presented for payment on behalf of Dentcare and Garden State.


PROVIDERS

     Neither the Company, Dentcare nor IHS engages in the practice of dentistry, providing of professional dental services or the operation of dental offices or facilities. Dental services are provided by practicing dentists, providers, who enter into participating dentist agreements with Dentcare or IHS. Under the standard participation agreement, the participating dentist represents that he or she is a duly licensed dentist, has professional malpractice liability insurance, agrees to provide necessary dental services to enrollees and agrees not to differentiate or discriminate in treatment of patients by reason of their status as enrollees. The providers are compensated on a monthly basis by payment of a capitation fee per enrollee equal to proceeds of dental premiums less administrative expenses and costs for specialty dental services.

     The providers furnish dental services to enrollees at their own dental facilities and may continue to treat their own patients on a fee-for-service basis. The providers are regulated by the Boards of Dental Examiners of their respective states of practice.

QUALITY ASSURANCE PROCEDURES

     Dentcare and IHS each has a Professional Standards Committee ("Standards Committee"), which is responsible for reviewing the quality, appropriateness and costs of dental care delivered by the providers to the enrollees. Each Standards Committee is composed of several participating providers. The Committee reviews the adequacy of the physical facilities, staffing and equipment of each provider office. Prior to entering into a contractual relationship with any provider, the Company determines whether the potential provider has adequate education, appropriate board certification by the applicable Board of Dental Examiners and proper licensing. See "Government Regulation." The Plans do not accept providers who have had their licenses suspended or revoked. The Committee also inspects the potential provider facility to determine whether the facility, staffing and equipment comply with minimum standards. A random sample of the provider's dental records are reviewed to assure that records are comprehensive and complete. The Committee performs periodic dental audits and surveys of selected providers to determine the quality and dollar value of care rendered by the provider to the enrollees. The audits are based on review of patient dental records and utilization and service reports. The results of the dental audits are furnished to the provider in reports that describe the scope of the review, problems and deficiencies, suggestions for corrective actions and notification of reaudits to determine the effectiveness of corrective actions which are to be implemented by the Plan and/or the provider.

     The Committee reviews the utilization of certain services by the subscriber in relationship to the premium fees in order to evaluate the adequacy of the capitation fees paid to the provider and whether the services provided are being rendered in an efficient and cost effective manner. The providers are required to maintain utilization statistics of services rendered to the Plans' enrollees which reports are collected on a monthly basis.

     Rules and regulations under the applicable New York and New Jersey statutes require internal review of dental care delivered to the consumer. The procedures described above are believed by Management to be adequate to insure the quality and control of dental services. Management also believes that the quality assurance procedures which are set forth hereinabove are in compliance with the statutes, rules and regulations which will govern the prepaid fee-for-service dental plans which are intended to be affiliated with and organized by the Company in the future.


GOVERNMENT REGULATION

     Prepaid dental plans and fee-for-service dental plans are subject to statutes, rules and regulations in each state in which a plan operates.

     The applicable rules and regulations of New York and New Jersey provide specific limitations on the dollar amount of expenditures which the Company may charge its Plans for service and other fees. The balance of premiums must be remitted to the provider, as capitation fees or fees for specific procedures.

     Under Article 43 of the New York Insurance Law, a dental expense indemnity corporation such as Dentcare may not disburse for all expenses other than benefit payments more than 20% for the first $1,000,000 of annual premiums, declining by 1% for each additional $5,000,000 or fraction thereof of additional premiums to 15%.

     Under the New Jersey Dental Plan Organization Act, IHS may expend up to 20% of its income for general expenses, acquisition expenses and miscellaneous taxes, licenses and fees.

     The marketing, management, advertising, legal, accounting and general administrative expenses charged by Healthplex to its Plans will be included in the various expense limitations described above.

     In addition to regulation of the Company's business and proposed operations by statutes regulating prepaid dental plans and fee-for-service dental plans, the practice of dentistry in the United States is regulated by state statutes, rules and regulations of state dental boards and voluntary associations. In New York and New Jersey, respective Boards of Dental Examiners regulate all dentists licensed to practice dentistry. Complaints lodged against dentists regarding fitness to practice dentistry are subject to review by the Board of Dental Examiners. These Boards are authorized to withdraw a dentist's license if it deems such action to be appropriate. Guidelines are also established for dentists in connection with the manner in which they must operate and advertise dental facilities.

     Applicable regulations provide that a dentist can be denied the right to act as a provider of dental services if the dentist fails to meet the requisite standards pursuant to applicable regulations and rules.

INSURANCE COVERAGE

     Providers who contract with a Plan are required to maintain malpractice insurance which provides coverage per individual claim in an amount not less than $100,000 per person and $300,000 per year. In Management's opinion this insurance coverage will be sufficient to cover potential claims in light of the nature of the services performed. Directors and officers of the Company are covered by directors' and officers' indemnification insurance. The Company also maintains customary casualty and liability insurance.

COMPETITION

     Management believes that its largest competitors are traditional insurance carriers, including Aetna Life Insurance and Annuity Company, Metropolitan Life Insurance Co., The Prudential Insurance Company of America, The Guardian and Connecticut General Insurance Company Corp.

     Management believes that most dental insurance coverage in New York and New Jersey, as well as in the rest of the United States, is provided through indemnity insurance. To date, such dental insurance coverage has obtained substantially greater market penetration than prepaid dental plans and is sponsored by major insurance companies which have greater financial and other resources than the Company. The Company believes that its prepaid dental plans provide several advantages over traditional indemnity or fee-for-service insurance programs.

     Management believes that dental patients generally pay less through prepaid dental plans than through indemnity insurance companies since fee-for-service insurance, as customarily provided by insurance carriers, generally has monetary limits on its coverage and deductible amounts prior to coverage. In addition, Management believes that private dentists' charges are generally higher than the co-payments charged by plan providers.

     The Plans may also compete with health maintenance organizations ("HMOs") which include dental plans. In the New York and New Jersey areas, U.S. Healthcare, Oxford and PruCare are currently offering prepaid dental plans. There is no assurance that the prepaid and fee-for-service dental plans of the Plans will obtain general market acceptance with consumers, or that prepaid and fee-for-service dental plans will be able successfully to compete against large commercial insurance carriers.

EMPLOYEES

     As of December 31, 1995, the Company had 53 full-time and 11 part-time employees. Seven employees are engaged in electronic data process services, five in managerial positions, three in marketing and 38 in general, administrative and support positions. The employees of the Company are not subject to collective bargaining and the Company does not have a profit sharing or retirement plan for employees. The Company believes its labor relations are good.

ITEM 2.   DESCRIPTION OF PROPERTY.
          -----------------------

     The Company leases approximately 10,168 square feet of executive and administrative offices in Uniondale, New York. The lease expires on January 31, 2003. The base annual rent is $230,952.00, plus real estate taxes, for the rental year ended January 31, 1996, with an increase of 4% each rental year thereafter during the term of the lease.

ITEM 3.   LEGAL PROCEEDINGS.
          -----------------

     There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or by which any of their properties is subject.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
          ----------------------------------------------------

     No matters were submitted during the fourth quarter of fiscal 1995 to a vote of security holders.


                             PART II

ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
          --------------------------------------------------------------
          MATTERS.
          --------

     The Company's Common Stock is traded in the over-the-counter market under the National Association of Securities Dealers Automated Quotation System ("NASDAQ") under the symbol HPLX. The following table sets forth the high and low bid prices in the NASDAQ system for the Common Stock for each calendar quarter indicated, as reported by NASDAQ. The prices represent quotations between dealers and do not include certain mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.


                    Common Stock
                    ------------
                    High     Low
                    ----     ---
Calendar 1994
- -------------

First quarter       3        1 7/8
Second quarter      4        1 3/4
Third quarter       2 1/2    1 3/4
Fourth quarter      2        1 1/16


                    Common Stock
                    ------------
                    High     Low
                    ----     ---
Calendar 1995
- -------------
First quarter       1 9/32   1
Second quarter      1 1/2      7/8
Third quarter       1 11/16  1 1/16
Fourth quarter      1 1/8      3/4

     Based upon information provided by the Company's transfer agent, as of March 15, 1996, the Company had 128 stockholders of record. The Company believes that there are in excess of 500 beneficial holders of the Company's Common Stock.

     The Company has paid no dividends to date and it does not anticipate paying dividends in the foreseeable future. It is expected that the Company will retain earnings, if any, to finance the development and expansion of its business.


ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          ---------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ---------------------

For The Years Ended December 31, 1995 and 1994
- ----------------------------------------------

RESULTS OF OPERATIONS
- ---------------------

     Net income decreased to $70,926 during 1995 as compared to $91,128 during 1994. Gross margins increased 2.8% or $99,054 to $3,667,501 during 1995 as compared to $3,568,447 during 1994.
Contributing to this increase in gross margin was an increase in administrative service income of $139,961 resulting from the fruition of continuing marketing efforts to obtain new administrative business. Gross margins from service revenues decreased to 55.5% during 1995 from 55.0% during 1994. Gross margins from premium income decreased to 16.8% during 1995 from 17.4% during 1994, primarily as a result of increased claims utilization.

     The Company recognized interest and dividend income of $120,533 during 1995 as compared to $109,668 during 1994,resulting from the Company's decision to commit a greater portion of its cash in short-term investments over the last two years.

LIABILITY AND CAPITAL RESOURCES
- -------------------------------

     During 1995, the Company had a decrease in cash and cash equivalents of $33,291. Operating activities accounted for a $259,541 increase in cash and $4,996 was provided by a decrease in short-term investments. These increases were offset by, among other things, repayment of $132,217 of long-term bank debt and the purchase of fixed assets of $163,242.


ITEM 7.   FINANCIAL STATEMENTS.
          --------------------

                            LIBERO & KAPPEL
                      CERTIFIED PUBLIC ACCOUNTANTS
                          57 OLD COUNTRY ROAD
                          WESTBURY, NY  11590
                             (516) 333-5511


                         INDEPENDENT AUDITOR'S REPORT
                         ----------------------------

To the Board of Directors and Stockholders of Healthplex, Inc.
60 Charles Lindbergh Boulevard
Uniondale, New York 11553


We have audited the consolidated balance sheets of Healthplex, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted audited standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statement referred to above present fairly, in all material respects, the consolidated financial position of Healthplex, Inc. and Subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.


                                        Libero & Kappel


Westbury, New York
March 20, 1996


HEALTHPLEX, INC. & SUBSIDIARIES
- -------------------------------
CONSOLIDATED BALANCE SHEETS
- ---------------------------
AS OF DECEMBER 31, 1995 AND 1994
- --------------------------------


ASSETS                                        1995              1994
- ------                                     ---------          ---------

Current assets:
- ---------------
Cash and cash equivalents                 $  440,989        $   474,280
Investments-available for sale (note 5)      691,509            621,049
Accounts receivable                          426,459            349,128
Note receivable - current portion (note       17,050             26,916
4)
Other receivables                             22,933             19,717
Prepaid expenses                                   0              5,861
                                           ---------          ---------
 Total current assets                      1,598,940          1,496,951

Fixed assets, net of depreciation            867,890            758,715
 (notes 2 & 3)
Note receivable - less current portion        77,533             73,054
(note 4)
Investments-available for sale (note 5)      758,243            722,516
Security deposits                             24,138             16,382
Goodwill, less accumulated amortization
  of $10,832 in 1995 and $9,478 in 1994       16,251             17,605
Other assets                                   7,278             14,433
Loan to Dentcare Delivery Systems, Inc.      515,820            515,820
(note 10)
                                            ---------          ---------
                                          $ 3,866,093       $  3,615,476


LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

Current liabilities:
- --------------------
Accounts payable                          $  437,126        $   387,847
Current portion of capitalized lease         140,391            107,697
obligations (note 6)
Accrued expenses and taxes                   179,462            184,569
Due to Dentcare Delivery Systems, Inc.       134,199            120,110
Federal Income tax payable (notes 2 & 7)      35,748             52,291
                                           ---------          ---------
 Total current liabilities                   926,926            852,514

Capitalized lease obligations, less          160,104            161,546
current portion (note 6)
Deferred Federal income tax payable           37,941             42,403
(notes 2 & 7)
                                           ---------          ---------
 Total liabilities                         1,124,971          1,056,463


Commitments and Contingencies (note 8)

Stockholders' equity:
Common stock $.001 par value, authorized
  20,000,000 shares; issued & outstanding
  3,586,682 in 1995 and 1994                   3,587              3,587
Paid-in capital                            1,971,328          1,971,328

Unrealized gain (loss) on investments-        39,249            (71,934)
available for sale
Retained earnings                            726,958            656,032
                                           ---------          ---------
 Total stockholders' equity                2,741,122          2,559,013
                                           ---------          ---------
                                         $ 3,866,093       $  3,615,476
                                           ---------          ---------
                                           ---------          ---------

The accompanying notes are an integral part of the financial statements.


HEALTHPLEX, INC. & SUBSIDIARIES
- -------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
- -------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
- ----------------------------------------------

Revenues                                      1995              1994
- --------                                   ----------        ----------
Service fee income (note 10)$               2,253,903         2,284,035
Administrative service income               2,222,163         2,082,202
                                           ----------        ----------
Total service fee income                    4,476,066         4,366,237
Premium income                              6,801,010         6,238,706
Sales-computer services                        79,564           109,265
                                           ----------        ----------
   Total revenues                          11,356,640        10,714,208
                                           ----------        ----------

Cost of Revenues
- ----------------
Direct expenses - related to service fees   1,991,921         1,919,604
Dental expenses - related to premium income 5,658,191         5,155,693
Cost of sales-computer services                39,027            70,464
                                           ----------        ----------
                                            7,689,139         7,145,761
                                           ----------        ----------
Gross Margin on Revenues                    3,667,501         3,568,447
- ------------------------                   ----------        ----------
Interest expense                               39,293            32,061
Selling, general and administrative expense 3,649,267         3,439,447
                                           ----------        ----------
                                            3,688,560         3,471,508
                                           ----------        ----------
Income (loss) from operations                 (21,059)           96,939
Other income (expenses)
  (Loss) on sale of securities                      0           (21,546)
  Dividend income                              16,492            37,678
  Interest income                             104,041            71,990
  Miscellaneous                                (7,155)           (2,463)
                                           ----------        ----------
Income before income taxes                     92,319           182,598
Provision for income taxes (notes 2 & 7)       21,393            91,470
                                           ----------        ----------
Net income                                     70,926            91,128
                                           ----------        ----------
                                           ----------        ----------

Earnings per share (note 2)
  Primary                                        0.02              0.03
                                           ----------        ----------
                                           ----------        ----------
  Fully diluted                                  0.02              0.03
                                           ----------        ----------
                                           ----------        ----------
Weighted average number of shares
of common stock outstanding
  Primary                                   3,586,682         3,586,682
                                           ----------        ----------
                                           ----------        ----------

  Fully diluted                             3,627,500         3,627,500
                                           ----------        ----------
                                           ----------        ----------

The accompanying notes are an integral part of the financial statements.


HEALTHPLEX, INC. & SUBSIDIARIES
- -------------------------------
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
- -----------------------------------------------


                                             Unrealized
                                             Gain (Loss)
                          Common    Paid-In    On         Retained
                           Stock    Capital  Investments  Earnings     Total
                           -----   --------- -----------  --------  ----------
Bal., December 31, 1993    3,587 $ 1,971,328  $      0  $ 564,904 $ 2,539,819
- -----------------------

Net income for the year
  ended December 31, 1994      0           0         0     91,128      91,128

Unrealized (loss) on investments
  available for sale           0           0   (71,934)         0     (71,934)
                           -----   ---------   --------   -------   ----------
Bal., December 31, 1994    3,587   1,971,328   (71,934)   656,032   2,559,013
- -----------------------

Net income for the year
  ended December 31, 1995      0           0         0     70,926      70,926

Unrealized gain on investments
  available for sale           0           0   111,183          0     111,183
                           -----   ---------   --------   -------   ----------

Bal., December 31, 1995  $ 3,587 $ 1,971,328    39,249  $ 726,958 $ 2,741,122
- -----------------------    -----   ---------   -------    -------   ----------
                           -----   ---------   -------    -------   ----------

The accompanying notes are an integral part of the financial statements.


HEALTHPLEX, INC. & SUBSIDIARIES
- -------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
- -------------------------------------
FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994
- ----------------------------------------------

                                             1995         1994
                                           --------     --------
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS

Cash flows from operating activities:
Net income                                $  70,926   $   91,128
Adjustments to reconcile net income
(loss) to net cash
  provided by  operating activities:
    Depreciation and amortization           218,890      247,762

(Increase) decrease in:
       Accounts receivable                  (77,331)      (7,718)
       Other receivables                     (3,216)      (1,691)
       Due from plans                             0        6,000
       Prepaid expenses                       5,861        6,055
       Other assets                           7,155        2,463
Increase (decrease) in:
      Accounts payable                       49,279      (46,294)
      Accrued expenses and taxes             (5,107)      126,711

      Due to Dentcare Delivery Systems,      14,089      (88,084)
Inc.
      Federal income tax payable            (16,543)      52,291
      Deferred federal income tax payable    (4,462)      (5,797)
                                            --------     --------
Net cash provided by operating activities   259,541      382,826
                                            --------     --------

Cash flows from investing activities:
  Security deposits                          (7,756)      22,000
  Capital expenditures                     (163,242)     (95,028)
  Sale of investments                         4,996       17,006
  Reduction of notes receivable               5,387       10,355
                                           ---------     --------
Net cash used in investing activities      (160,615)     (45,667)

Cash flows used in financing activities:
  Repayment of long-term debt              (132,217)    (107,697)
                                           ---------    ---------

Net  increase (decrease) in cash            (33,291)     229,462
Cash and cash equivalents at beginning of   474,280      244,818
year                                       ---------    ---------
Cash and cash equivalents at end of year  $  440,989  $   474,280
                                           ---------   ----------
                                           ---------   ----------

Supplemental disclosures of cash flows

Cash paid during the year for:
  Interest                                $  39,293   $   32,061
                                           ---------   ----------
                                           ---------   ----------
  Income taxes                            $  51,560   $   16,735
                                           ---------   ----------
                                           ---------   ----------

Schedule of non-cash investing and
financing transactions:
  Unrealized gain (loss) on investments   $  111,183  $  (71,934)
available for sale                         ----------  ----------
                                           ----------  ----------
  Purchase of equipment with capitalized  $  163,470  $        0
lease obligation                           ----------  ----------
                                           ----------  ----------


The accompanying notes are an integral part of the financial statements.


HEALTHPLEX, INC. & SUBSIDIARIES
- -------------------------------
NOTES TO FINANCIAL STATEMENTS
- -----------------------------


NOTE 1: NATURE OF BUSINESS
- --------------------------

     The Company and its subsidiaries furnish marketing, claims processing, electronic data processing, printing, consulting and related services under an exclusive agreement with an affiliated dental health service corporation, Dentcare Delivery Systems, Inc. ("Dentcare"). The Company operates a second plan through a wholly-owned subsidiary, International Healthcare Services, Inc. (together, "The Plans"). The Company also provides services to other plans on an administrative services only basis. OASYS Corporation (OASYS) is a wholly-owned subsidiary that markets document imaging systems, including hardware and software components.

     Most of the Company's business activity is with customers located in New York and New Jersey. A significant portion of the revenues that the Company reports are derived from the Plans. The Company has entered into service agreements with the Plans, subject to provisions providing for annual renewal. The termination of the service agreements would have a material adverse effect on the business of the Company.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
- --------------------------------------------------

     Principles of Consolidation
     ---------------------------
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries International Healthcare Services, Inc.; and OASYS Corporation. All intercompany transactions and accounts have been eliminated.

     Cash and Cash Equivalents
     -------------------------
     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Allowance for Doubtful Accounts
     -------------------------------
     The Company considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required.

     Fixed Assets
     ------------
     Property and equipment are carried at cost. Depreciation for financial reporting purposes is on a straight-line basis over the estimated useful lives of the assets.

     Expenditures representing maintenance and repairs are charged to operations as incurred. Major expenditures, renewals and betterments are capitalized and depreciated over their useful life. At the time properties are retired or otherwise disposed of, appropriate adjustments are made in property accounts and the gain or loss is reflected in operations.


HEALTHPLEX, INC. & SUBSIDIARIES
- -------------------------------
NOTES TO FINANCIAL STATEMENTS
- -----------------------------

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
- -------------------------------------------------------------

    Revenue Recognition
    -------------------
    The Company derives revenues from the exclusive service agreements it has entered into with the plans. Under these agreements, the service fee revenue permitted to the Company is determined by applicable state law (a percentage of premium revenue of the applicable Plan). Premium income and administrative service income are recognized on an as billed basis according to the contracts with each group. Sales of computer services are recognized when the sale is made.

    Income Taxes
    ------------
    The provision for income taxes include federal and state taxes currently payable and deferred taxes arising from temporary differences between financial and tax accounting income. These temporary differences principally result from additional deductions available through the use of accelerated depreciation methods for income tax accounting purposes.

    Earnings Per Share
    ------------------
    Primary earnings per share are computed based on the weighted average number of shares of common stock outstanding during each year.

    Fully diluted earnings per share are computed based on an increased number of shares to be issued by the exercise of options.

    Goodwill
    --------
    Goodwill represents the excess of the cost to acquire one of the Company's subsidiaries over the fair value of its net assets at acquisition and is being amortized over a twenty-year period.
    Amortization expense charged to operations was $1,354 in 1995 and 1994.

    Concentration of Credit Risk
    ----------------------------
    Concentrations of credit risk with respect to accounts receivable are limited due to the large number of customers comprising the Company's customer base. The Company does not require collateral from its customers.

    The Company maintains cash balances with several banks, which frequently exceed federally insured limits and invests its cash primarily in U.S. Government backed securities.

    Major Customers
    ---------------
    The Company received more than 10% of its revenues from two customers that accounted for approximately $4,500,000 of revenue in 1995 and 1994. The Company has receivables of approximately $80,000 from one customer which represents more than 10% of the Company's total receivables in 1995 and 1994.


HEALTHPLEX, INC. & SUBSIDIARIES
- -------------------------------
NOTES TO FINANCIAL STATEMENTS
- -----------------------------


NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
- -------------------------------------------------------------

    Estimates
    ---------
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Reclassification
    ----------------
    Certain accounts relating to the prior year have been reclassified to conform to the current year presentation with no effect on previously reported net income. These reclassifications relate primarily to investments - available for sale and the corresponding equity component.

NOTE 3: FIXED ASSETS
- --------------------
                                                  1995          1994
                                                  ----          ----

    Fixed assets at December 31, consist of:
    Furniture, fixtures & equipment          $ 1,094,516   $ 1,358,024
    Capitalized leased equipment                 969,465       805,995
    Leasehold improvements                        43,598        40,129
    Leasehold                                     38,853        38,853
                                               ---------     ---------
                                               2,146,432     2,243,001
    Accumulated depreciation and amortization  1,278,542     1,484,286
                                               ---------     ---------
                                             $   867,890   $   758,715
                                               ---------     ---------

    The annual depreciation rates used by the Company are as follows:

       Furniture, -fixtures & equipment    5 - 8 Years
       Capitalized leased equipment            8 Years
       Leasehold improvements                  5 Years
       Leasehold                             1 0 Years

    Depreciation and amortization expenses charged to operations was $218,890 and $247,762 in 1995 and 1994, respectively.


HEALTHPLEX, INC. & SUBSIDIARIES
- -------------------------------
NOTES TO FINANCIAL STATEMENTS
- -----------------------------


NOTE 4: NOTE RECEIVABLE
- -----------------------
                                                   1995      1994
                                                 --------  --------
 Note receivable at December 31, consists of:
 Compu-Lan Inc. monthly payments of $2,000
 including interest at 10 %, due August 1, 1999.  $94,583   $99,970

 Less: current maturities                          17,050    26,916
                                                 --------  --------
                                                  $77,533   $73,054
                                                 --------  --------
                                                 --------  --------

NOTE 5: INVESTMENTS
- -------------------

    Investment securities consist of bond funds, governmental obligations and United States Treasury Notes with a maturity of more than three months when purchased.

    The Company's investment securities are classified as "available-for-sale". Accordingly, unrealized gains and losses are excluded from earnings and reported in a separate component of stockholders' equity. Realized gains or losses are computed on specific identification of the securities sold.

    Investment securities at December 31, consist of:

                                            1995            1994
                                         ----------      -----------


U.S. treasury notes                     $   731,931      $   652,930
Governmental obligation                      76,359           69,586
Bond funds                                  641,462          621,049
                                         ----------       ----------
                                        $ 1,449,752      $ 1,343,565
                                         ----------       ----------

    The following is an analysis of investment securities available for sale

Balance at amortized cost               $ 1,410,503      $ 1,415,499
Gross unrealized gains                       39,249              901
Gross unrealized losses                           0          (72,835)
                                          ---------       -----------
                                        $ 1,449,752      $ 1,343,565
                                          ---------       -----------

    All investments available for sale which are classified as current mature in 1996.


HEALTHPLEX, INC. & SUBSIDIARIES
- -------------------------------
NOTES TO FINANCIAL STATEMENTS
- -----------------------------


NOTE 6: LEASES
- --------------

    The Company leases executive and administrative office space and equipment under leases expiring at various dates through 2003. The Company has classified its lease of executive and administrative office space as an operating lease. This lease provides for an annual increase of 4% throughout the entire term of the lease.

    The Company capitalized its equipment leases and depreciates them over the useful life of the assets. The corresponding lease obligations reflect the present value of the future rental payments, discounted at the interest rate implicit in the lease:

    Future minimum lease payments for all leases at December 31, 1995 are as follows:

    Year Ended December 31,         Operating         Capital
    ----------------------          ---------         --------
               1996                   239,420          182,364
               1997                   248,996          112,938
               1998                   258,956           43,514
               1999                   269,315           43,514
               2000                   280,088           10,878
               Subsequent years       607,211                0
                                   ----------       ----------
    Total minimum lease payments: $ 1,903,986          393,208

    Less amount representing interest                   92,713
                                                     ---------

    Present value of net minimum lease payments        300,495

    Less current portion of obligations under
                 capital leases                        140,391
                                                     ---------

Capitalized lease obligations, less current portion  $ 160,104
                                                      --------

    The rent expense under the operating lease was $237,351 and $233,833 for the years ended December 31, 1995 and 1994, respectively.


HEALTHPLEX, INC. & SUBSIDIARIES
- -------------------------------
NOTES TO FINANCIAL STATEMENTS
- -----------------------------

NOTE 7: INCOME TAXES
- --------------------

The provision for income taxes consisted of the following at December 31:

                                         1995       1994
                                         ----       ----

        Federal
         Current                      $35,748    $64,116
         Prior Year                   (32,955)         0
         Deferred                      (4,462)    (5,797)
        State
         Current                       23,062     33,151
                                    ---------  ---------
                                     $ 21,393   $ 91,470
                                    ---------  ---------

The provision for income taxes varies from the federal statutory income tax rate due to the following at December 31,

                                         1995      1994
                                         ----      ----
        Federal statutory rate
        applied to pre-tax income       39.0%      39.0%
        State income taxes,
        net of federal tax benefit      19.5       11.1
        Prior years over accrual       (35.7)       0.0
        Other                            0.4        0.0
                                       ------    ------
                                        23.2%      50.1%
                                       ------    -------

NOTE 8: COMMITMENTS AND CONTINGENCIES
- -------------------------------------

     On October 3, 1984, the Company entered into employment agreements with Drs. Stephen J. Cuchel, Martin Kane, and Bruce H. Safran, each a founder, principal stockholder, executive officer and director of the Company. These agreements may be terminated by either party upon thirty days written notice. Pursuant to these agreements, Drs. Cuchel, Kane and Safran each devote substantially all of their time and efforts to the business of the Company.


HEALTHPLEX, INC. & SUBSIDIARIES
- -------------------------------
NOTES TO FINANCIAL STATEMENTS
- -----------------------------


NOTE 9: STOCK OPTIONS
- ---------------------

     1985 Incentive Stock Option Plan
     --------------------------------

     On April 1, 1985, the board of directors of the Company adopted an incentive stock option plan pursuant to Section 422A of the Internal Revenue Code. An aggregate of 300,000 shares of the Company's common stock have been reserved for issuance under the plan.

     The following is a summary of transactions:

                                            Shares Under Option
                                            -------------------
                                               1995     1994
                                              ------   ------
           Outstanding - beginning of year    32,818   32,818
           Granted during the year                 0        0
           Canceled during the year                0        0
           Exercised during the year               0        0
                                              ------   ------
           Outstanding - end of year          32,818   32,818
                                              ======   ======

     At December 31, 1995 and 1994, there were 32,818 and 32,818 shares, respectively, excercisable at a price of $.60156250 per share.

     1985 Non-Qualified Stock Option Plan
     ------------------------------------

     On April 1, 1985, the Company adopted a non-qualified stock option plan. An aggregate of 100,000 shares of the Company's common stock have been reserved for issuance under this plan.

     The following is a summary of transactions:
                                            Shares Under Option
                                            -------------------
                                               1995     1994
                                               -----    -----
           Outstanding - beginning of year     8,000    8,000
           Granted during the year                 0        0
           Canceled during the year                0        0
           Exercised during the year               0        0
                                            -------- --------
           Outstanding - end of year           8,000    8,000
                                               =====    =====

     At December 31, 1995 and 1994, there were 8,000 and 8,000 shares respectively, excercisable at a price of $.60156250 per share.


HEALTHPLEX, INC. & SUBSIDIARIES
- -------------------------------
NOTES TO FINANCIAL STATEMENTS
- -----------------------------


NOTE 9: STOCK OPTIONS, CONTINUED
- --------------------------------

     1992 Stock Incentive Plan
     -------------------------

     On April 17, 1992, the Company reserved 1,500,000 shares of its common stock to be used under this plan. Both incentive stock options and non-qualified stock options, as defined under section 422 of the Internal Revenue Code, may be issued under this plan.

     The following is a summary of transactions:

                                              Shares Under Plan
                                              -----------------
                                                1995      1994
                                              -------   -------

           Outstanding - beginning of year    317,500         0
           Granted during the year            317,500   317,500
           Canceled during the year           317,500         0
           Exercised during the year                0         0
                                            ---------  --------
           Outstanding - end of year          317,500   317,500
                                              =======   =======

    Eligible, end of year for exercise currently at prices ranging from $1.089 to $1.1979 per share.

    1992 Director Stock Incentive Plan
    ----------------------------------

    On April 17, 1992 the Company reserved 500,000 shares of its common stock to be used under this plan. Only non-qualified stock options as defined under section 422 of the Internal Revenue Code, may be issued under this plan.

    The following is a summary of transactions:
                                             Share Under Plan
                                             ----------------
                                               1995     1994
                                              ------   ------
           Outstanding - beginning of year    55,000        0
           Granted during the year            55,000   55,000
           Canceled during the year           55,000        0
           Exercised during the year               0        0
                                             -------  -------
           Outstanding - end of year          55,000   55,000
                                              ======   ======

    Eligible, end of year for exercise currently at a price of $1.089 per share.


HEALTHPLEX, INC. & SUBSIDIARIES
- -------------------------------
NOTES TO FINANCIAL STATEMENTS
- -----------------------------


NOTE 9: STOCK OPTIONS, CONTINUED
- --------------------------------

    On November 29, 1994 the Company granted an option to purchase 8,000 shares of the Company's common stock to a consultant to the Company. These options were canceled on November 28, 1995. The Company then granted an option to purchase 8,000 shares of the Company's common stock to the same consultant on November 28, 1995. These new options are exercisable at $1.089 per share and expire on November 27, 2005.

NOTE 10: DENTCARE DELIVERY SYSTEMS. INC.
- ---------------------------------------
    On June 26, 1990, the Company advanced $250,000 to Dentcare Delivery Systems, Inc. (Dentcare) as part of a loan of $561,377 with a stated interest rate of 10% per year. The remainder of the loan was advanced over the eighteen-month period subsequent to July 1, 1990 in equal quarterly installments of $51,896.17. In addition, the Company advanced additional funds aggregating $111,761 under the same terms during 1992. No amounts have been advanced to Dentcare since 1992. Payment of principal and/or interest on the loan is subject to the approval of the Superintendent of Insurance of the State of New York and the availability of excess funds. Due to the uncertainty as to Insurance Department approval of payment of the interest, the Company has elected not to recognize any interest income in the financial statements at this time. Additionally, the Company expects to receive full payment of its loan to Dentcare Delivery Systems, Inc. As such, no allowance has been provided against this loan.

    In February 1994, the New York State Insurance Department and Dentcare entered into an agreement which required Dentcare to seek reimbursement of certain expenses from the Company for expenses paid by Dentcare during 1985 and 1986, which were originally incorporated as part of the loan between the Company and Dentcare. The Insurance Department agreed that this reimbursement would be met by a reduction of the loan by the Company to Dentcare. On February 23, 1994, the Company and Dentcare agreed to this reimbursement.

    Service fee income from this affiliate amounts to $2,253,903 and $2,284,035 in 1995 and 1994, respectively.

    NOTE 11: EMPLOYEE BENEFIT PLAN
    ------------------------------

    The Company has adopted a 401 (K) plan which allows employees to defer a percentage of their wages. The plan requires the Company to match 25% of employee deferrals up to 5% of the employee's wages. The Company's matching contribution was approximately $8,000 in 1995 and $11,000 in 1994.


HEALTHPLEX, INC. & SUBSIDIARIES
- -------------------------------
NOTES TO FINANCIAL STATEMENTS
- -----------------------------

NOTE 12: FAIR VALUE- OF FINANCIAL INSTRUMENTS
- ---------------------------------------------

Estimated fair values of the Company's financial instruments are as follows at December 31:

                                 1995                 1994
                                 ----                 ----

                                 Carrying      Fair      Carrying      Fair
                                  Amount      Value       Amount      Value
                                ----------  ----------  ----------  ----------


Cash & short-term investments  $ 1,102,498 $ 1,102,498 $ 1,095,329 $ 1,095,329

Receivables                        117,516     117,516     119,687     119,687

Long-term investments              758,243     758,243     722,516     722,516

Capitalized lease obligations      300,495     300,495     269,243     269,243

The fair value of financial instruments classified as current assets or liabilities approximate carrying value due to the short-term maturity of the investment. The fair value of receivables approximates market. For long-term investments, fair values are estimates based on quoted market prices. The fair value of capitalized lease obligations is based on current rates at which the Company could borrow funds with similar remaining maturities.

The fair value of the loan to Dentcare Delivery Systems, Inc. is not disclosed because it is not practicable to estimate its fair value (note 10).


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          ---------------------------------------------------------------
          FINANCIAL DISCLOSURE.
          --------------------


          None.

                                    PART III

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          -------------------------------------------------------------
          COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
          -------------------------------------------------

     Each of the Directors serves from the date of his election until the next annual meeting of stockholders and until his successor is elected and qualified. Officers serve at the discretion of the Board of Directors.

     Information concerning the executive officers and directors of the Company are set forth below:

     Name                Age  Office Held
     ----                ---  -----------
     Stephen J. Cuchel   57   Chairman of the Board,
                              Co-Chief Executive Officer
                              and a Director

     Martin Kane         56   President, Co-Chief Executive
                              Officer and a Director

     Bruce H. Safran     46   Vice President, Secretary and a
                              Director

     George Kane         52   Vice President, Treasurer
                              and a Director

     Philip J. Rizzuto   52   Vice President, Management
                              Information Systems and
                              a Director

     Douglas L. King     54   a Director

     John Forte          53   Vice President and Chief
                              Accounting Officer


     Dr. Stephen J. Cuchel has been Chairman of the Board, Co-Chief Executive Officer and a Director of the Company for more than the past five years. He is a Director of IHS, President of the American Dental Research Foundation, a partner in a group dental practice with Drs. George Kane and Martin Kane, Assistant Professor at New York University Medical Center and a lecturer at C.W. Post Long Island University. He is a member of the 9th Dental Society, North Eastern Conference of Health, Welfare and Pension Plans. He is also a member of the board of directors of the Health Services Administration, Nassau and Suffolk counties. Dr. Cuchel received a B.S. from Union College in 1960 and a D.D.S. from New York University College of Dentistry in 1964. He has also completed post-graduate training at New York Institute of Clinical Oral Pathology, and a residency at Long Island College Hospital in Anesthesiology and Dentistry for Handicapped Children.

     Dr. Martin Kane has been President, Co-Chief Executive Officer and a Director of the Company for more than the past five years. He is also a Director of IHS. He, with Drs. George Kane and Stephen Cuchel, operate a group dental practice from four private offices in New York City and environs. Between 1964 and 1976 he and Dr. Cuchel established various dental offices in the New York metropolitan area. Dr. Kane received a B.S. from City College of New York in 1960 and a D.D.S. from New York University College of Dentistry in 1964. He is a member of the American Dental Association, SED Professional Fraternity for Continuing Education, Conference of Oral Medicine, North Eastern Conference of Health, Welfare and Pension Funds and is dental care adviser to Local 1125 Retail Menswear Union.

     Dr. Bruce H. Safran has been a Secretary, Vice President and a Director ofthe Company for more than the past five years. His duties include professional relations and the marketing of image services. He is also President and a Director of IHS (having served since 1981). Dr. Safran is licensed to practice dentistry in New York and New Jersey, was a solo practitioner between 1974 and 1982 and occasionally serves as a dental consultant to private dental offices. Dr. Safran attended Ohio State University between 1967 and 1970, received a D.D.S. in 1974 from the University of Maryland and an M.B.A. in 1989 from the University of New Haven. He is a member of the American, New York State and Nassau County Dental Societies, as well as the American Health Information Management Association, the American Records Management Association, the Self Insurance Institute of America, the Council of Dental Benefit Processing Stardards, the National Association of Dental Plans, the International Foundation of Employee Benefit Plans and the Association for Information and Image Management.

     Dr. George Kane has been a Vice President and a Director of the Company since July 1984, and has been Treasurer of the Company since February 1988.
He is a Director and Vice President of IHS. Together with his brother, Martin Kane, and Stephen J. Cuchel, Dr. Kane operates a group dental practice from four offices in New York City and environs. He is a member of the American Dental Association, SED Professional Fraternity for Continuing Education, Academy of General Dentistry, American Endodontic Society, American Society of Preventive Dentistry and Yonkers New York Chamber of Commerce. He received his B.A. from The State University, Rutgers, New Jersey in 1965 and a D.D.S. from New York University College of Dentistry in 1969.

     Philip J. Rizzuto has been a Director of the Company and Vice President of Management Information Systems since March 1990. He was a Director, Chief


Executive Officer, Secretary and Treasurer of the Healthplex Computer Group from December 1987 until July 31, 1993. His duties include providing technical support services for in-house computer and imaging systems and providing market support for all products. Prior thereto, and at various times since 1982, he was a self-employed consultant to the Company and to other companies. From August 1982 through 1986, Mr. Rizzuto was a Director and
Vice President of Management Information Systems for AGS International, Ltd., a privately-held concern. From 1981 to August 1982, Mr. Rizzuto was a Senior Director of Information Systems for the New York City Transit Authority.
Mr. Rizzuto received his B.S., Cum Laude, in Computer Technology in 1975 from New York Institute of Technology.

     Douglas L. King has been a Director of the Company for more than the past five years. Mr. King has also been President and Chief Executive Officer of Smyth, Sanford and Gerard Reinsurance Intermediaries, Inc. and a director of United States Surgical Corporation for more than the past five years. He is also President and Chief Executive Officer of C.C. King & Co., Inc. Mr. King received his B.A. in 1963 from Stanford University, his J.D. from Stanford University in 1966 and a Masters of Philosophy from the University of London in 1968. He is a member of the Association of the Bar of the State of California.

     John Forte has been with the Company for more than the past five years and is a Vice President and Chief Accounting Officer of the Company. Since July 1991, Mr. Forte has served as a Vice President of the Company. Mr.Forte received his A.A.S. from Brooklyn College, New York in 1962 and his B.B.A. from the City College of New York in 1966. He is a certified public accountant and has been a member of the New York State Society of Certified Public Accountants and A.I.C.P.A. since 1969. Mr. Forte also maintains a private accounting practice for his own clients and devotes approximately one day per week to such practice.

     Drs. Martin Kane and George Kane are brothers.

     Based on a review of the Forms 3 and 4, and any amendments thereto, filed during the year ended December 31, 1995 by those individuals required to file and furnish to the Company such reports and the written representation furnished to the Company by each such individual that he is not required to file a Form 5, the Company knows of no delinquent filing of, or failure to file, any such Form which was required to be filed during such year other than the following: Mr. Philip Rizzuto had one late report relating to one transaction and he was unaware of the need to file at the relevant time. The transaction related to the disposition of 75,000 shares in May 1995 in connection with a property settlement with his former spouse, and Mr. Rizzuto accurately reported his shareholdings in connection with a subsequent Form 4 filing made in connection with an unrelated transaction. A Form 5 has been filed to report the May 1995 disposition of shares.


ITEM 10.  EXECUTIVE COMPENSATION.
          ----------------------

     The Summary Compensation Table below sets forth the compensation for services paid or accrued for services in all capacities during the last three fiscal years by the Company and its subsidiaries to the two Co-Chief Executive Officers and the other most highly compensated executive officers whose annual compensation exceeded $100,000:

                      SUMMARY COMPENSATION

                           Annual Compensation   Long Term Compensation
                           -------------------   ----------------------
Name and
Principal Position
- ------------------
                           Fiscal                Options/    All other
                            Year       Salary    SARs (No.)  Compensation1
                           ------      --------  ----------  --------
Stephen J. Cuchel,          1995      $158,445   65,000 (2)   $12,000
  Chairman of the           1994      $140,861   65,000       $ 7,158
Board                       1993      $122,180     --         $ 6,552
  Co-Chief Executive
  Officer and a
   Director

Martin Kane,                1995      $158,185   65,000 (2)   $ 8,900
  President,                1994      $140,861   65,000       $ 7,676
  Co-Chief Executive        1993      $122,524     --         $ 6,545
  Officer and a
    Director

Bruce H. Safran,            1995      $136,597   50,000 (2)   $ 7,402
  Vice President,           1994      $128,112   50,000       $ 8,820
  Secretary and a           1993      $114,014     --         $ 3,632
    Director

John F. Forte,              1995      $103,290   25,000 (2)   $ 6,468
  Vice President,           1994      $ 98,600   25,000       $ 5,768
  Chief Accounting          1993      $ 91,650     --         $ 5,418
    Officer

  1   Consists of (i) matching contributions to the Retirement Savings Plan of the Company for the years 1993, 1994 and  1995 for each of Drs. Cuchel
($ 1,552, $1,701, $1,627),  Martin  Kane  ($1,545, $1,701,  $1,646)  and
Safran ($1,507, $1,418, $1,323) and (ii) insurance premiums paid by the Company for the years 1993, 1994 and 1995 for each of Drs. Cuchel ($5,000, $5,457, $12,000), Martin Kane ($5,000, $5,975, $8,900), Safran ($2,125,
$7,402, $7,402),and John  Forte ($5,418, $5,768, $6,468)  on life  insurance policies  payable to  beneficiaries respectively designated by each insured.

  2   These options were  issued in  replacement of a  like numbers  of options granted to the named executive in 1994.


         AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
               / OPTION VALUES AT FISCAL YEAR END
               ----------------------------------


     During 1995, neither the co-Chief Executive Officers of the Company nor any of the most highly compensated executive officers whose annual compensation exceeded $100,000 exercised options to purchase Common Stock of the Corporation.

     The following table presents information regarding the number of options to purchase the Company's Common Stock granted by the Company to the named executive officers during the year ended December 31, 1995, the percentage of each named executive officer's share of all such options granted to all employees of the Company, the exercise price of each such executive officer's options, and the expiration date of each such executive officer's options.

                  Option Grants in Last Fiscal Year
                  (Individual Grants)
                  -------------------

                  No. of       Percent    Exercise Expiration Date
                  Securities   of Total   or
       Name       Underlying   Options    Base
                  Options      Granted    price
                  Granted (#)  to         ($/Sh)
                               Employees  (1)
                               in Fiscal
                               Year
- ----------------- -----------  ---------  ------   -------------------
Stephen J. Cuchel  65,000      17.08      1.1979   November 27, 2000

Martin Kane        65,000      17.08      1.1979   November 27, 2000

Bruce H. Safran    50,000      13.14      1.089    November 27, 2005

John Forte         25,000       6.57      1.089    November 27, 2005


(1) Consists of Incentive Stock Options which were granted to the named executive officers on November 28, 1995. In the case of Messrs. Cuchel and
M. Kane, the options are exercisable for a period of five years from the date of grant and were granted at 110% of the Formula Price. The options granted to Messers. Safran and Forte exercisable for a period of ten years and were granted at the Formula Price. The "Formula Price" is equal to the average of the mean between the closing bid and ask prices for the Company's Common Stock on the National Association of Securities Dealers Automatic Quotation System during the 20 trading days preceding the date of grant, eliminating from such calculation the two high and two low bid and asked prices.


     During 1995, the Company paid a director's fee of $12,000 to one outside director and a director's fee of $25,000 to another director of the Company.

     During 1995, the Company, acting upon the unanimous written consent of the Company's Stock Option Committees which administer the Company's various Stock Option Plans, issued replacement grants of stock options to the named executive officers at a reduced exercise price in order to take into acoount the declining market price of the Company's stock. The replacement grants were issued to the named executive officers in exchange for the cancellation of certain stock options to purchase an identical number of shares of Common Stock which were granted by the Company to the named executive officers in fiscal 1994. The replacement grants were undertaken in accordance with the terms and conditions of the Company's various Stock Option Plans.

     The exercise price of the replacement grants of stock options to the named executive officers were determined by calculating the amount equal to the average of the mean between the closing bid and ask prices for the Company's Common Stock on the National Association of Securities Dealers Automatic Quotation System during the 20 trading days immediately preceding the date of grant, which was November 28, 1995, eliminating from such calculation the two high and low bid and asked prices.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
         --------------------------------------------------------------

         The following table sets forth the number and percentage of shares of the Company's Common Stock, par value $.001 per share, held by each director, by each executive officer named in the compensation tables of Item 10, by each person known by the Company to own in excess of five percent of the Company's Common Stock and by all directors and officers as a group as of March 15, 1996.

Name and address of                Shares               Percent
Beneficial owner                   Beneficially Owned   of Class
- ---------------------              ------------------   --------
Stephen J. Cuchel (1)                519,918             14.23%
60 Charles Lindbergh Blvd.
Uniondale, NY  11553

Martin Kane (2)                      499,400             13.67
60 Charles Lindbergh Blvd.
Uniondale, NY  11553

Bruce H. Safran (3)                  342,200              9.40
60 Charles Lindbergh Blvd.
Uniondale, NY  11553

George Kane (4)                      477,000             13.15
50 Rustic Gate Lane
Dix Hills, NY  11746

Douglas L. King (5)                   23,000              0.63
535 Center Island Road
Oyster Bay, NY  11771

Philip J. Rizzuto (6)                132,818              3.64
1904 Gardenia Avenue
North Merrick, NY 11566

All Directors and                  2,019,336             51.65
Officers as a group
(seven persons)(7)


(1) Includes 10,280 shares held in custody for certain members of Mr. Cuchel's family; and 65,000 shares which Mr. Cuchel may acquire upon exercise of an Incentive Stock Option which is exercisable at a price of $1.1979 per share.

(2) Includes 65,000 shares which Mr. Kane may acquire upon exercise of an Incentive Stock Option which is exercisable at a price of $1.1979 per share. George Kane and Martin Kane are brothers. Each disclaims any voting or investment power over the shares of Common Stock owned by the other.

(3) Includes 50,000 shares which Mr. Safran may acquire upon exercise of an Incentive Stock Option which is exercisable at a price of $1.089 per share.

(4) Includes 45,000 shares which Mr. Kane may acquire upon exercise of an Incentive Stock Option which is exercisable at a price of $1.089 per share. George Kane and Martin Kane are brothers. Each disclaims any voting or investment power over the shares of Common Stock owned by the other.

(5) Includes 6,000 shares held in a trust of which Mr. King is a one-third beneficiary; 10,000 shares which Mr. King may acquire upon exercise
of a   Non-Qualified Stock Option which is exercisable at a price of $1.089 per share; and 5,000 shares which Mr. King may acquire upon exercise of a Non-Qualified Stock Option which is exercisable at a price of $.6015625 per share.

(6) Includes 25,000 shares which Mr. Rizzuto may acquire upon exercise of an Incentive Stock Option which is exercisable at a price of $1.089 per share; and 32,818 shares which Mr. Rizzuto may acquire upon exercise of an Incentive Stock Option which is exercisable at a price of $.6015625 per share.

(7) Includes the shares and options referred to in Footnotes (1) through and 25,000 shares issuable to an officer of the Company upon exercise of an Incentive Stock Option exercisable at a price of $1.089 per share.


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
             -----------------------------------------------

      During the year ended December 31, 1995, the Company derived revenues from Dentcare of $2,253,903.

      Drs. Martin Kane, Stephen J. Cuchel, Bruce H. Safran and George Kane are directors of IHS and Drs. Bruce H. Safran and George Kane are also officers of IHS.


ITEM 13.     EXHIBITS, LIST AND REPORTS ON FORM 8-K.
             --------------------------------------

Financial Statements and Schedules
- ----------------------------------

The following financial statements and schedules are included in PART
II, Item 7.

Independent Auditor's Report

Consolidated Balance Sheets - December 31, 1995 and December 31, 1994

Consolidated Statements of Operations for the Two Years Ended
December 31, 1995

Consolidated Statement of Stockholders' Equity for the Two Years Ended December 31, 1995

Consolidated Statements of Cash Flows for the Two Years Ended
December 31, 1995

Notes to Consolidated Financial Statements

Supplementary Schedules:

          Report of Independent Auditors on Schedules

          Schedule  I - Marketable Securities - Other Investments

          Schedule  V - Fixed Assets

          Schedule VI - Accumulated Depreciation of Fixed Assets

          Schedule  X - Supplementary Income Statement Information

   Information required by other schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

EXHIBITS
- --------

     3.1 Certificate of Incorporation of the Company, as amended, incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended 1987, Commission File No. 0-14236.

     3.2   By-Laws of the Company incorporated herein by reference to
           Exhibit 3.2 to the Company's Registration Statement on Form S-18, Commission File No. 2-98215-NY.

     10.1 Service Agreement, dated April 30, 1986, between the Company and International Healthcare Services, Inc. ("IHS") incorporated herein by reference to Exhibit 10.2 to the Company's Annual Report on Form 10-K for the year ended 1986, Commission File No. 0-14236.


     10.2 Service Agreement, dated September 28, 1984, as amended on November 4, 1985, between the Company and Garden State Dental Service Corporation ("Garden State") incorporated herein by reference to Exhibits 10.3 and 10.28 to the Company's Registration Statement on Form S-18, Commission File No. 2-98215-NY.

     10.3 Service Agreement between the Company and Dentcare Delivery Systems, Inc. ("Dentcare") incorporated herein by reference to
           Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended 1986, Commission File No. 0-14236.

     10.4 Agreement, dated December 13, 1983, between Dentshield and Dascit/White & Winston, Inc. incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-18, Commission File No. 2-98215-NY.

     10.5 General Agent Agreement, dated October 1983, between Dentshield and The Only Company t/a Capital Marketing incorporated herein by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-18, Commission File No. 2-98215-NY.

     10.6  Incentive Stock Option Plan incorporated herein by reference to
           Exhibit 10.10 to the Company's Registration Statement on Form S-18, Commission File No. 2-98215-NY.

     10.7 Non-Qualified Stock Option Plan incorporated herein by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-18, Commission File No. 2-98215-NY.

     10.8 Incentive Stock Compensation Plan incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report or Form 10-K for the year ended 1989, Commission File No. 0-14236.

     10.9 Employment Agreement, dated October 3, 1984, as amended on October 17, 1985, between the Company and Martin Kane incorporated herein by reference to Exhibits 10.14 and 10.25 to the Company's Registration Statement on Form S-18, Commission File No. 2-98215-NY.

     10.10 Employment Agreement, dated October 3, 1984, as amended on October 17, 1985, between the Company and Stephen J. Cuchel incorporated herein by reference to Exhibits 10.15 and 10.25 to the Company's Registration Statement on Form S-18, Commission File No. 2-98215-NY.

     10.11 Employment Agreement, dated October 3, 1984, as amended on October 17, 1985, between the Company and Bruce H. Safran incorporated herein by reference to Exhibits 10.17 and 10.25 to the Company's Registration Statement on Form S-18, Commission File No. 2-98215-NY.

     10.12 Agreement, dated August 30, 1985, among the Company and certain individuals, regarding certain computer, telephone and printing equipment incorporated by reference to Exhibit 10.22 to the Company's Registration Statement on Form S-18, Commission File No. 2-98215-NY.

     10.13 1992 Stock Incentive Plan, incorporated herein by reference to
           Exhibit 4.7 to the Company's Registration Statement on Form S-8, Commission File No. 33-56758.

     10.14 1992 Director Stock Incentive Plan, incorporated herein by reference to Exhibit 4.11 to the Company's Registration Statement on Form S-8, Commission File No. 33-56758.

     10.15 Lease Agreement between Reckson Associates and the Company dated as of February 1, 1993, incorporated herein by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1992, Commission File No. 0-14236.

     10.16 Stock Purchase Agreement dated as of July 30, 1993 by and between the Company and Compu-Lan, Inc., incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1993, Commission File No. 0-14236.

     10.17 Nonqualified Stock Option Agreement dated as of November 28, 1995 between the Company and Paul Osher.

     22.1  Subsidiaries of the Company incorporated herein by reference to
           Exhibit 22.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 0-14236.

     23.1 Consent of Independent Auditors relating to the Company's Registration Statement on Form S-8, Commission File No. 33-56758.

     28.1 Flexible Benefits Cafeteria Plan of the Company and its affiliates effective January 1, 1989 incorporated herein by reference to Exhibit 28.1 to the Company's Annual Report on Form 10-K for the year ended 1988, Commission File No. 0-14236.

     28.2 Retirement Savings Plan of the Company effective January 1, 1989 incorporated herein by reference to Exhibit 28.2 to the Company's Annual Report on Form 10-K for the year ended 1988, Commission File No. 0-14236.

Reports on Form 8-K
- -------------------

        No report on Form 8-K was filed during the fiscal quarter ended December 31, 1995.


                                   SIGNATURES

    In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HEALTHPLEX, INC.

                                    By:/s/ MARTIN KANE
                                       ---------------
                                       Martin Kane, President
Date:  March 30, 1996

    In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signature             Title                Date
          ---------             -----                ----

/s/ Stephen J. Cuchel  Chairman of the Board    March 30, 1996
- ---------------------  of Directors, Co-Chief
    Stephen J. Cuchel  Executive Officer and a
                       Director (Co-Principal
                       Executive Officer)

/s/ Martin Kane        President, Co-Chief      March 30, 1996
- ---------------        Executive Officer and a
    Martin Kane        Director (Co-Principal
                       Executive Officer)

/s/ Bruce H. Safran    Vice President,          March 30, 1996
- -------------------    Secretary and a
    Bruce H. Safran    Director

/s/ George Kane        Vice President,          March 30, 1996
- ---------------        Treasurer and a
    George Kane        Director

/s/ Douglas L. King    a Director               March 30, 1996
- -------------------
    Douglas L. King

/s/ Philip J. Rizzuto  Vice President and a     March 30, 1996
- ---------------------  Director
    Philip J. Rizzuto

/s/ John Forte         Vice President and       March 30, 1996
- --------------         Chief Accounting
    John Forte         Officer


                               INDEX TO EXHIBITS
                               -----------------

                                             Sequentially
Exhibit Number         Description           Numbered Page
- --------------     ----------------------    -------------

10.17              Nonqualified Stock               --
                   Option Agreement dated
                   as of November 28,
                   1995

23.1               Consent of Certified             --
                   Public Accountant


                                                                   EXHIBIT 10.17
                                                                   -------------

                                                              Nonqualified Stock
                                                              ------------------
                                                          Option Agreement dated
                                                          ----------------------
                                                         as of November 28, 1995
                                                         -----------------------

              NON-QUALIFIED STOCK OPTION AGREEMENT
              ------------------------------------

     Healthplex, Inc., a Delaware corporation (the "Company"), has granted to Dr. Paul Osher (the "Grantee") an option (the "Option") to purchase 8,000 shares (the "Shares") of the Company's Common Stock, par value $.001 per Share, for a total purchase price (the "Option Price") of $1.089 per share, subject to adjustment pursuant to Section 11. The Option has been granted as a bonus in respect of services rendered as a dental services provider under dental health plans operated by one of the Company's affiliates
(the "Plans"), and shall be subject to the terms and conditions of this
Agreement:

    1. Cancellation of Outstanding Option. The Option is granted in exchange for the cancellation of a Non-Qualified Stock Option (the "Canceled Option") to purchase 8,000 shares of Common Stock at an exercise price of $1.5762 per share, which was granted by the Company to the Grantee on November 29, 1994. The Canceled Option is hereby deemed null and void and of no further force or effect.

    2. Term. The Option shall be exercisable at any time on or after November 28, 1995 and prior to November 28, 2005; provided that the Grantee continues to be, at the time of exercise, a dental services provider under one or more of the Plans.

    3   Method of Exercise.  At any time when the Option is exercisable under this Agreement, the Option shall be exercisable from time to time by written notice to the Company which shall:

        3.1 state that the Option is thereby being exercised, the number of Shares with respect to which the Option is being exercised, each person in whose name any certificates for the Shares should be registered and his or her address and social security number;

        3.2 be signed by the person or persons entitled hereunder to exercise the Option and, if the Option is being exercised by anyone other than the Grantee, be accompanied by proof satisfactory to counsel for the Company of the right of such person or persons to exercise the Option hereunder and under all applicable laws and regulations; and

        3.3 confirm that the representations and agreements with respect to the investment intent set forth in the letter attached hereto as Annex 1 continue, as of the date of such exercise, to be true and binding upon the Grantee and any such person or persons.

    4. Payment of Price. Upon exercise of the Option with respect to any of the Shares as described above, the Company shall deliver a certificate or certificates for those Shares to the specified person or persons upon receipt of the full purchase price for those Shares by certified or bank cashier's check.


    5. Transferability. The Option shall not be transferable by the Grantee other than by will or by the laws of descent and distribution. During the lifetime of the Grantee, the Option shall be exercisable (subject to any other applicable restrictions on exercise) only by the Grantee or, in the case of his mental disability, his guardian or legal representative, for his own account. Upon the death of the Grantee, the Option shall be exercisable (subject to any other applicable restrictions on exercise) only by the executor or administrator of the Grantee's estate.

    6. Termination of Relationship. If the Grantee ceases to be a dental services provider, or in the sole judgment of the Company fails to provide sufficient levels of dental services, under the Plans or if Grantee breaches any obligation owed by him to the Company or any of the Plans, then the Option or any unexercised portion of the Option which otherwise would be exercisable shall immediately terminate; provided that, if the Grantee ceases to be a dental services provider under the Plans by reason of his disability, as determined by the Company in its discretion, or death, then the Option
(or any unexercised portion of the Option) shall continue to be exercisable for a period of six months after the date of disability or death or until the expiration of the original term of the Option, if sooner.

    7. Non-qualified Stock Option. The Option is not intended to qualify as an "incentive stock option" under Section 422 of the Internal Revenue Code of 1986, as amended.

    8. Listing and Registration of Shares. The Company shall not be required to issue or deliver any Shares upon the exercise of the Option prior to (a) the admission of such Shares to listing on any stock exchange on which the Company's Common Stock may then be listed, and (b) the completion of such registration or other qualification of such Shares under any State or Federal law, rule or regulation, as the Company shall determine to be necessary or advisable. The Company shall not be required to issue or deliver any Shares upon the exercise of the Option free of transfer restrictions, of any kind or character, imposed upon applicable State or Federal law, rules or regulations.

    9. Restrictions on Exercise. The Option is subject to all restrictions in this Agreement. As a condition of any exercise of the Option, the Company may require the grantee or his successor to make any representation and warranties to the Company as may be necessary to comply with any applicable law or regulation or to confirm to the Company as may be necessary any factual matters reasonably requested by counsel for the Company.

    10. Rights as Stockholder. Neither the Grantee nor his heirs, legatees, guardians or legal representatives shall be or have any rights or privileges of a stockholder of the Company in respect of any of the Shares unless and until certificates representing such Shares shall have been issued, executed, delivered and registered on the Company's transfer books.

    11. Adjustment of Option Price. The Option Price may be adjusted by the Board of Directors of the Company in the event of any change in the outstanding shares of Common Stock by reason of stock splits, stock dividends or any other increase or reduction of the number of outstanding shares of Common Stock without receiving consideration in the form of money, services or property or any other recapitalization or merger, consolidation or other reorganization of the Company.


    12. Binding Agreement. The Grantee agrees to be bound by all of the terms and conditions of this Agreement. The Board of Directors of the Company is vested with final authority to interpret and construe this Agreement and the terms of the Option granted hereunder.

    13. Governing Law. This Agreement shall be construed and enforced in accordance with, and governed by, the laws of the State of New York.


DATE OF GRANT: November 28, 1995


                                      HEALTHPLEX, INC.

                                      By: /S/Bruce H. Safran
                                      ----------------------


                     ACCEPTANCE OF AGREEMENT
                     -----------------------


     The Grantee hereby accepts this Agreement and the Option granted to him/her under this Agreement, subject to all provisions of this Agreement.



                                   /S/ Paul Osher
                                   -------------------------
                                   Grantee's Signature

                                   ###-##-####
                                   -----------
                                   Grantee's Social Security No.


                                 Dr. Paul Osher
                                 170 Eva Drive
                          Lido Beach, New York   11561



                                        As of November 25, 1995



Healthplex, Inc.
60 Charles Lindbergh Boulevard
Uniondale, New York 11553

Gentlemen:

      This is to advise you that I am acquiring an option to purchase (the `Option'') 8,000 shares (the ``Shares'') of Common Stock, per value $.001 per share, of Healthplex, Inc., a Delaware corporation (the `Company''), as compensation for my services as a dental services provider under the dental health plans operated by one of the Company's affiliates. Upon exercise of the Option, I or the executor or administrator of my estate or my heirs, legatees, guardians or legal representatives, as the case may be, shall acquire the Shares for investment and not with a view to or intention of distributing, selling or otherwise disposing of all or any part of such Shares. My financial condition and investments are such that I am in a financial position to hold the Shares purchased by me for an indefinite period of time and to bear the economic risk of, and withstand a complete loss of, my investment in the Shares.

     By virtue of my expertise, the advice available to me and my previous investment experience, I have sufficient knowledge and experience in financial and business matters, investments, securities and private placements to evaluate the merits and risks of acquiring the Shares.

     I or my representatives have been granted such access to the Company's books, records and financial statements, as well as any, information concerning its securities as I have requested and have had the opportunity to question and to receive answers from representatives of the Company with respect to the acquisition of the Shares. We understand that the Shares have not been registered under the Securities Act of 1933, as amended (the `Securities Act'), by reason of their issuance in a transaction exempt from the registration requirements of the Securities Act pursuant to the exemption provided in Section 4(2) thereof, and that, upon issuance, such Shares may not be sold or otherwise disposed of unless registered under the Securities Act or exempted from registration. We further understand that the exemption from registration afforded by Rule 144 promulgated under the Securities Act ("Rule
144) depends on the satisfaction of various conditions and that, if applicable, Rule 144 may afford the basis for the sale of the Shares only in limited amounts. As evidence of the restrictions on transfer, a restrictive legend will be placed on the certificates representing the Shares.


Healthplex, Inc.
As of November 25,1995
Page 2

     In furtherance of the restrictions imposed hereunder, I acknowledge that the certificate evidencing the Shares shall bear the following legend:

           "THE SHARES REPRESENTED BY THIS CERTIFICATE HAVE BEEN ACQUIRED FOR INVESTMENT AND HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933. THE SHARES MAY NOT BE SOLD OR TRANSFERRED IN THE ABSENCE OF SUCH REGISTRATION OR AN EXEMPTION THEREFROM UNDER SAID ACT AND AN OPINION OF COUNSEL SATISFACTORY TO THE COMPANY TO THE EFFECT THAT SUCH SALE OR TRANSFER WILL NOT RESULT IN A VIOLATION OF SAID ACT".

     I have received and had the opportunity to review the Company's Form 10-K for the fiscal year ended December 31, 1994 and the Company's Form 10-Q for the quarter ended September 30, 1995. I have had access to all pertinent business records and the opportunity to discuss the Company's affairs with its management. I have had the opportunity to discuss this acquisition with my attorney and accountant, if any, who also have had the opportunity to review all relevant documents and financial information. I have been thoroughly advised of the high risks involved with this acquisition. I do not desire to receive any further information. I am aware that there is no assurance that the future operations of the Company, if any, will be profitable.
Accordingly, I understand that my investment is subject to substantial risk and may become worthless.

                                    Very truly yours,

                                        /S/ Paul Osher
                                        Paul Osher
PW/lac


                                                                 EXHIBIT 23.1
                                                                 ------------


                                                         Consent of Certified
                                                         --------------------
                                                            Public Accountant
                                                            -----------------

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



As independent public accountants, we hereby consent to the incorporation by reference in the Registration Statement of Form S-8 (Registration No. 33-56758) pertaining to the 1992 Stock Incentive Plan , 1992 Director Stock Incentive Plan, 1989 Incentive Stock Compensation Plan, 1985 Nonqualified Stock Option Plan and 1985 Incentive Stock Option Plan. Healthplex, Inc., and related prospectuses, of our reports dated March 20, 1996 with respect to the consolidated financial statements and the financial statement schedules included in the Healthplex, Inc. Annual Report on Form 10-KSB for the year ended December 31, 1995.





Libero & Kappel
Certified Public Accountants


Westbury, New York
March 20, 1996


                            47
                                                          New York, New York
                                                          March 29, 1996




Securities and Commission
450 Fifth Street, N.W.
Washington, D.C. 20549

           Re: Healthplex, Inc.
               Commission File No. 0-14236
               1995 Form 1O-KSB
               -----------------

Gentlemen:

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, we deliver herewith a Form 10-KSB for Healthplex, Inc. (the "Company") for the fiscal year ended December 31, 1995, which form is being filed with the Securities and Exchange Commission (the "SEC") electronically via the Electronic Data Gathering, Analysis and Retrieval (EDGAR) System.
The amount of $250.00, representing the filing fee payable in connection with the filing, has been paid to the SEC via wire transfer to the Mellon Bank in Pittsburgh, Pennsylvania.



                                        Very truly yours,

                                        HEALTHPLEX, INC.


                                           By: /s/ John Forte
                                               ---------------------
                                         Name:     John Forte
                                        Title:   Vice President