Form 10QSB
period 1996-03-31
HEALTHPLEX INC
filed 1996-05-15
CIK 770506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1996

                            ----------------

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the transition period from            to
                                ----------   ----------

Commission file number  0-14236

                           Healthplex, Inc.
- ------------------------------------------------------------------
 (Exact name of small business issuer as specified in its charter)


          Delaware                        11-2714365
- ------------------------------------------------------------------
  State or other jurisdiction of        (I.R.S. Employer
   incorporation or organization)         Identification No.)

          60 Charles Lindbergh Blvd., Uniondale, New York    11553
- -------------------------------------------------------------------
          (Address of principal executive offices)

                          516-794-3000
- -------------------------------------------------------------------
          Issuer's telephone number, including area code


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 3,586,682 shares of common stock, par value $.001 per share, outstanding at March 31, 1996.



         Not Applicable
- -------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)





                        HEALTHPLEX, INC. & SUBSIDIARIES
                        -------------------------------


                                     INDEX
Part 1. Financial information                                  Page

               Consolidated balance sheets -                     2
               March 31, 1996 unaudited and
               December 31, 1995 audited.

               Consolidated income statements -                  3
               three months ended March 31, 1996 and 1995 unaudited..

               Consolidated statements of cash flows -           4
               three months ended March 31, 1996 and 1995 unaudited.

               Notes to consolidated financial statements        5

               Management's discussion and analysis of           6
               financial condition and results of operations.


HEALTHPLEX, INC. & SUBSIDIARIES
- -------------------------------
CONSOLIDATED BALANCE SHEETS
- ---------------------------


                                               March 31,       December 31,
                                                  1996           1995
ASSETS                                         (Unaudited)     (Audited)
- ------
Current assets:
- ---------------
Cash                                         $    433,961   $    440,989
Investments - available for sale                  811,935        691,509
Accounts receivable                               432,823        426,459
Notes receivable - current portion                 17,393         17,050
Other receivables                                   8,647         22,933
Prepaid expenses                                    9,124              0
                                             ------------   ------------
 Total current assets                           1,713,883      1,598,940

Fixed assets, net of depreciation                 846,543        867,890
Notes receivable - long term                       73,054         77,533
Investments - available for sale                  719,626        758,243
Security deposits                                  24,138         24,138
Goodwill, less accumulated amortization
of $11,170 in 1996 and $10,832 in 1995             15,913         16,251
Other assets                                        7,278          7,278
Loan to Dentcare Delivery Systems, Inc.           515,820        515,820
                                             ------------   ------------
                                             $  3,916,255   $  3,866,093
                                             ------------   ------------
                                             ------------   ------------

LIABILITIES AND STOCKHOLDERS'EQUITY
- -----------------------------------

Current liabilities:
- --------------------
Accounts payable                             $    433,554   $    437,126
Current portion of capitalized                    140,391        140,391
lease obligations
Accrued expenses and taxes                        155,499        179,462
Due to Dentcare Delivery Systems, Inc.            236,485        134,199
Federal income tax payable                         40,099         35,748
                                             ------------   ------------
 Total current liabilities                      1,006,028        926,926

Capitalized lease obligations,                    125,006        160,104
net of current portion
Deferred federal income tax payable                38,270         37,941
                                             ------------   ------------
Total liabilities                               1,169,304      1,124,971
- ------------------

Stockholders' equity:

Common stock $.001 par value, authorized
 20,000,000 shares issued & outstanding
  3,586,682 in 1996 and 1995                        3,587          3,587

Paid-in capital                                 1,971,328      1,971,328
Unrealized gain on                                  6,881         39,249
investments-available for sale
Retained earnings                                 765,155        726,958
                                             ------------   ------------
 Total stockholders' equity                     2,746,951      2,741,122
                                             ------------   ------------
                                             $  3,916,255   $  3,866,093
                                             ------------   ------------
                                             ------------   ------------
See notes to financial statements which are an integral part hereof.


HEALTHPLEX, INC. & SUBSIDIARIES
- -------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
(UNAUDITED)
                                                 1996         1995
                                             ------------   ------------
Revenues
- --------
Service fee income                           $    621,247   $    695,438
Administrative service income                     656,315        484,902
                                             ------------   ------------
Total service fee income                        1,277,562      1,180,340
Premium income                                  1,743,207      1,660,926
Sales-computer services                                 0          3,268
                                             ------------   ------------
   Total Revenues                               3,020,769      2,844,534
                                             ------------   ------------

Cost of Revenues
- ----------------
Direct expenses - related to service fees         518,814        528,543
Dental expenses - related to premium income     1,435,630      1,389,738
Cost of sales-computer services                         0          2,378
                                             ------------   ------------
                                                1,954,444      1,920,659
                                             ------------   ------------
Gross Margin on Revenues                        1,066,325        923,875
- ------------------------                     ------------   ------------

Interest expense                                   10,525          7,788
Selling, general and administrative expense     1,005,412        859,910
                                             ------------   ------------
                                                1,015,937        867,698
                                             ------------   ------------

Income before other income and income taxes        50,388         56,177
Dividend income                                     2,652          3,417
Interest income                                    20,424         30,346
                                             ------------   ------------
Income before income taxes                         73,464         89,940
Provision for income taxes                         35,267         45,909
                                             ------------   ------------
Net income                                   $     38,197   $     44,031
                                             ------------   ------------
                                             ------------   ------------
Earnings per share
  Primary                                           0.011          0.012
                                             ------------   ------------
                                             ------------   ------------
  Fully diluted                                     0.011          0.012
                                             ------------   ------------
                                             ------------   ------------

Weighted average number of shares
of common stock outstanding
Primary                                         3,586,682    3,586,682
                                             ------------  -----------
                                             ------------  -----------
Fully diluted                                   3,627,500    3,627,500
                                             ------------  -----------
                                             ------------  -----------
See notes to financial statements which are an integral part hereof.


HEALTHPLEX, INC. & SUBSIDIARIES
- -------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
(UNAUDITED)


                                                   1996         1995
                                                ----------  -----------
INCREASE (DECREASE) IN CASH AND CASH
EQUIVALENTS
Cash flows from operating activities:
Net income                                      $  38,197   $   44,031
Adjustments to reconcile net income to net cash
  provided by  operating activities:
       Depreciation and amortization               48,279       49,252
       Deferred federal income tax payable            329       (1,570)
(Increase) decrease in:
       Accounts receivable                         (6,364)      22,859
       Inventory                                        0       (2,423)
       Other receivables                           14,286        6,366
       Prepaid expenses                            (9,124)           0
Increase (decrease) in:
      Accounts payable                             (3,572)      58,891
      Accrued expenses and taxes                  (23,963)      (5,794)
      Due to Dentcare Delivery Systems, Inc.      102,286      152,479
      Federal income tax payable                    4,351       35,438
                                                  --------     --------
Net cash provided by operating activities         164,705      359,529
                                                  --------     --------

Cash flows from investing activities:
  Security deposits                                     0       (7,702)
  Capital expenditures                            (26,594)     (13,975)
  Purchase of investments                        (114,177)     (32,766)
  Reduction of notes receivable                     4,136            0
                                                ----------    ---------
Net cash used in investing activities            (136,635)     (54,443)
                                                ----------    ---------

Cash flows from financing activities:
  Repayment of long-term debt                     (35,098)     (26,924)
                                                ----------    ---------

Net cash used in financing activities:            (35,098)     (26,924)
                                                ----------    ---------

Net  increase (decrease) in cash                   (7,028)     278,162
and cash equivalents
Cash and cash equivalents at                      440,989      462,942
beginning of period                               --------     --------
Cash and cash equivalents at end of period        433,961      741,104
                                                ----------    ---------
                                                ----------    ---------
Cash Paid During the Period For:
  Interest                                      $  10,525   $    7,788
                                                ----------  -----------
                                                ----------  -----------
  Income Taxes                                  $  50,725   $    4,080
                                                ----------  -----------
                                                ----------  -----------
Schedule of Non-Cash Investing
and Financing Transactions:
  Unrealized gain (loss) on                     $ (32,368)  $    9,812
investments-available for sale                 -----------  -----------
                                               -----------  -----------
See notes to financial statements which are an integral part hereof.


                        HEALTHPLEX, INC. & SUBSIDIARIES
                        -------------------------------
                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


NOTE 1 - BASIS OF PRESENTATION
- ------------------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim
financial information and with the instructions to Form 10-QSB and   rule 10-01
of regulation S-X. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended March 31, 1996.

For a summary of significant accounting policies, refer to Note 2 of Notes to Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.


                        HEALTHPLEX, INC. & SUBSIDIARIES
                        -------------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS
                      -----------------------------------

                FOR THE SIX MONTHS ENDED MARCH 31, 1996 AND 1995
                ------------------------------------------------

Results of Operations
- ---------------------
Net income decreased 13.2% to $38,197 during the first three months of 1996, as compared with $44,031 during the comparable period of 1995. Gross margins increased 15.4% or $142,450 to $1,066,325 during 1996 as compared to $923,875 in
1995. Contributing to the increase in total gross margin was an $106,951 increase in gross margin from service revenues. This increase resulted from the Company's concentration on and expansion of its administrative service business. Additionally, there was an increase in gross margin from premium income of $36,389, resulting from stabilization of claims utilization.

During the first three months of 1996 the Company recognized interest and dividend income of $23,076 as compared to $33,763 during 1995.


Liquidity and Capital Resources
- -------------------------------
During the first three months of 1996 the Company had a decrease in cash and cash equivalents of $7,028. Operating activities accounted for a $164,705 increase in cash. Offsetting this increase were expenditures by the Company during this period of $26,594 to purchase equipment and $35,098 to repay long-term debt. In addition, the Company increased its short term investments by $114,177.


                        HEALTHPLEX, INC. & SUBSIDIARIES
                        -------------------------------

                          PART II - OTHER INFORMATION
                          ---------------------------


Item 1.        Legal Proceedings
- -------        -----------------
               Neither the Registrant nor its subsidiary are a party, nor is any of their property subject, to material pending legal proceedings or material proceedings known to be contemplated by governmental authorities.

Item 2.        Changes in Securities
- -------        ---------------------
               None

Item 3.        Defaults Upon Senior Securities
- -------        -------------------------------
               None

Item 4.        Submission of Matters to a Vote of Security Holders
- -------        ---------------------------------------------------
               None

Item 5.        Other Information
- -------        -----------------
               None

Item 6.        Exhibits and Reports on Form 8-K
- -------        --------------------------------
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




                                                Healthplex, Inc.
                                                ----------------
                                                    (Registrant)



Date ---------                                 By --------------------------
                                                                 Martin Kane
                                                                   President

Date ---------                                 By --------------------------
                                                                  John Forte
                                                    Chief Accounting Officer

