Form 10QSB
period 1996-06-30
HEALTHPLEX INC
filed 1996-08-14
CIK 770506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

          For the quarterly period ended         June 30, 1996
                                          -----------------------



TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
                                      ---    ---

Commission file number  0-14236
                        ----------------


                    Healthplex, Inc.
- ---------------------------------------------------------------------------

 (Exact name of small business issuer as specified in its charter)


               Delaware                   11-2714365
- -----------------------------------------------------------------
 (State or other jurisdiction of          (I.R.S. Employer
  incorporation or organization)          Identification No.)

               60 Charles Lindbergh Blvd., Uniondale, New York    11553
============================================================================
(Address of principal executive offices)

               516-794-3000
- -------------------------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 3,586,682 shares of common stock, par value $.001 per share, outstanding at June 30, 1996.


          Not Applicable
- ----------------------------------------
(Former name, former address and former fiscal year, if changed since last report)


                        HEALTHPLEX, INC. & SUBSIDIARIES
                        -------------------------------


                                     INDEX
                                     -----


       Part 1. Financial information                         Page

               Consolidated balance sheets-                    2
               June 30, 1996 unaudited and
               December 31, 1995 audited.

               Consolidated income statements-                 3
               six months ended June 30, 1996 and 1995
               unaudited.

               Consolidated statements of cash flows-          4
               six months ended June 30, 1996 and 1995
               unaudited.

               Notes to consolidated financial statements      5

               Management's discussion and analysis of         6
               financial condition and results of operations.

HEALTHPLEX, INC. & SUBSIDIARIES
- -------------------------------
CONSOLIDATED BALANCE SHEETS
- ---------------------------


                                           June 30,     December 31,
                                             1996          1996
ASSETS                                   (Unaudited)     (Audited)
- ------                                   -----------    ------------
Current assets:
- ---------------
Cash                                    $    585,951   $    440,989
Investments - available for sale             795,037        691,509
Accounts receivable                          451,414        426,459
Notes receivable - current portion            17,743         17,050
Other receivables                             15,733         22,933
Prepaid expenses                              11,259              0
                                           ---------      ---------
 Total current assets                      1,877,137      1,598,940

Fixed assets, net of depreciation            862,719        867,890
Notes receivable - long term                  68,485         77,533
Investments - available for sale             724,784        758,243
Security deposits                             47,138         24,138
Goodwill, less accumulated amortization
 of $11,170 in 1996 and $10,832 in 1995       15,574         16,251
Other assets                                   7,278          7,278
Loan to Dentcare Delivery Systems, Inc.      515,820        515,820
                                           ---------      ---------
                                        $  4,118,935   $  3,866,093
                                           ---------      ---------
                                           ---------      ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities:
- --------------------
Accounts payable                        $    428,601   $    437,126
Current portion of capitalized lease
 obligations                                 140,391        140,391
Accrued expenses and taxes                   195,161        179,462
Due to Dentcare Delivery Systems, Inc.       344,608        134,199
Federal income tax payable                    91,253         35,748
                                           ---------      ---------
 Total current liabilities                 1,200,014        926,926

Capitalized lease obligations, net
 of current portion                           89,908        160,104
Deferred federal income tax payable           36,875         37,941
                                           ---------      ---------
Total liabilities                          1,326,797      1,124,971
- -----------------

Stockholders' equity:

Common stock $.001 par value, authorized
  20,000,000 shares issued & outstanding
  3,586,682 in 1996 and 1995                   3,587          3,587

Paid-in capital                            1,971,328      1,971,328
Unrealized gain (loss) on
 investments-available for sale              (23,839)        39,249
Retained earnings                            843,712        726,958
Treasury stock                                (2,650)             0
                                           ---------      ---------
 Total stockholders' equity                2,792,138      2,741,122
                                           ---------      ---------
                                        $  4,118,935   $  3,866,093
                                           ---------      ---------
                                           ---------      ---------
See notes to financial statements
which are an integral part hereof.

HEALTHPLEX, INC. & SUBSIDIARIES
- -------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
- -------------------------------------
(UNAUDITED)
- -----------


                                For the Six Months  For the Three Months
                                Ended               Ended
                                June 30   June 30   June 30   June 30
                                  1996      1995      1996      1995
Revenues
- --------
Service fee income         $ 1,211,527  $ 1,183,851  $   590,280  $   488,413
Admin. service income        1,398,338      986,603      742,023      501,701
                            ----------   ----------   ----------   ----------
Total service fee income     2,609,865    2,170,454    1,332,303      990,114
Premium income               3,614,828    3,419,163    1,871,621    1,758,237
Sales-computer services          2,523       69,642        2,523       66,374
                            ----------   ----------   ----------   ----------
Total Revenues               6,227,216    5,659,259    3,206,447    2,814,725
                            ----------   ----------   ----------   ----------
Cost of Revenues
- ----------------
Direct expenses - related
 to service fees             1,048,385      911,296      529,571      382,753
Dental expenses - related
 to premium income           2,920,244    2,843,419    1,484,614    1,453,681
Cost of sales-computer
 services                        2,943       29,319        2,943       26,941
                            ----------   ----------   ----------   ----------
                             3,971,572    3,784,034    2,017,128    1,863,375
                            ----------   ----------   ----------   ----------
 Gross Margin on Revenues    2,255,644    1,875,225    1,189,319      951,350
- ------------------------

Interest expense                21,521       18,291       10,996       10,503
Selling, general and
 administrative expense      2,066,072    1,815,573    1,060,660      955,663
                            ----------   ----------   ----------   ----------
                             2,087,593    1,833,864    1,071,656      966,166
                            ----------   ----------   ----------   ----------

Income (loss)before other
income and income taxes        168,051       41,361      117,663      (14,816)
Gain on sale of securities       4,601            0        4,601            0
Dividend income                  4,170        7,023        1,518        3,606
Interest income                 49,231       54,513       28,807       24,167
                            ----------   ----------   ----------   ----------
Income before income taxes     226,053      102,897      152,589       12,957
Provision for income taxes     109,298       58,121       74,031       12,212
                            ----------   ----------   ----------   ----------
Net income                 $   116,755  $    44,776  $    78,558  $       745
                            ----------   ----------   ----------   ----------
                            ----------   ----------   ----------   ----------

Earnings per share
  Primary                  $     0.033  $     0.013  $   0.022    $    ----
                            ----------   ----------   ----------   ----------
                            ----------   ----------   ----------   ----------
  Fully diluted            $     0.032  $     0.012  $   0.022    $    ----
                            ----------   ----------   ----------   ----------
                            ----------   ----------   ----------   ----------

Weighted average number of
shares of common stock
outstanding
Primary                      3,586,682    3,586,682    3,586,682    3,586,682
                            ----------   ----------   ----------   ----------
                            ----------   ----------   ----------   ----------
Fully diluted                3,627,500    3,627,500    3,627,500    3,627,500
                            ----------   ----------   ----------   ----------
                            ----------   ----------   ----------   ----------

See notes to financial statements which are an integral part hereof.


HEALTHPLEX, INC. & SUBSIDIARIES
- -------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
- -------------------------------------
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
- -----------------------------------------------
(UNAUDITED)
- -----------                                       For the Six months ended
                                                      June         June
                                                      1996         1995
                                                   ---------    ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net income                                         $ 116,755    $  44,776
Adjustments to reconcile net income to net
cash provided by operating activities:
     Depreciation and amortization                    98,435      104,523
     Deferred federal income tax payable              (1,066)      (2,029)
(Increase) decrease in:
       Accounts receivable                           (24,955)      33,419
       Inventory                                           0       (2,423)
       Other receivables                               7,200          382
       Prepaid expenses                              (11,259)           0
Increase (decrease) in:
      Accounts payable                                (8,525)      63,405
      Accrued expenses and taxes                      15,699      (32,213)
      Due to Dentcare Delivery Systems, Inc.         210,409      187,510
      Federal income tax payable                      55,505       43,162
                                                   ---------    ---------
Net cash provided by operating activities            458,198      440,512
                                                   ---------    ---------
Cash flows from investing activities:
   Security deposits                                  23,000            0
   Capital expenditures                              (92,598)    (211,162)
   Purchase of investments                          (279,961)     (46,262)
   Sale of Investments                               146,804            0
   Reduction of notes receivable                       8,355            0
Net cash used in investing activities               (240,400)    (257,424)

Cash flows from financing activities:
   Purchase of treasury stock                         (2,650)           0
   Repayment of long-term debt                       (70,196)     (62,022)
                                                   ---------    ---------
Net cash provided by (used in)
 financing activities:                               (72,846)     (62,022)
                                                   ---------    ---------

Net  increase (decrease) in cash and cash
 equivalents                                         144,962      279,429
Cash and cash equivalents at beginning of period     440,989      462,942
Cash and cash equivalents at end of period           585,951      742,371

Cash Paid During the Period For:
   Interest                                        $  21,521    $  18,291
                                                   ---------    ---------
                                                   ---------    ---------
   Income taxes                                    $  50,725    $   4,080
                                                   ---------    ---------
                                                   ---------    ---------
Scheduled of Non-Cash Investing and Financing
   Unrealized gain (loss) on investments-
   available for                                   $ (63,088)   $  19,625
                                                   ---------    ---------
                                                   ---------    ---------

     See notes to financial statements which are an integral part hereof.


                        HEALTHPLEX, INC. & SUBSIDIARIES
                        -------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


NOTE 1 - BASIS OF PRESENTATION
- ------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-QSB and rule 310 of regulation S-B. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

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


                        HEALTHPLEX, INC. & SUBSIDIARIES
                        -------------------------------

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

                 FOR THE SIX MONTHS ENDED JUNE 30,1996 AND 1995
                 ----------------------------------------------

Results of Operations
- ---------------------

Net income increased to $116,755 during the first six months of 1996, as compared with $44,776 during the comparable period of 1995. Gross margins increased 20.3% or $380,419 to $2,255,644 during 1996 as compared to $1,875,225 in 1995. Contributing to the increase in total gross margin was an $302,322 increase in gross margin from service revenues. This increase resulted from the Company's concentration on and expansion of its administrative service business. Additionaly, there was an increase in gross margin from premium income of $118,840, resulting from stabilization of claims utilization.

During the first six months of 1996 the Company recognized interest and dividend income of $53,041 as compared to $61,536 during 1995.

Liquidity and Capital Resources
- -------------------------------

During the first six months of 1996 the Company had a increase in cash and cash equivalents of $144,962. Operating activities accounted for a $458,198 increase in cash. Offsetting this increase were expenditures by the Company during this period of $92,598 to purchase equipment and $70,196 to repay long-term debt. In addition, the Company increased its short term investments by $133,157.


                        HEALTHPLEX, INC. & SUBSIDIARIES
                        -------------------------------

                          PART II - OTHER INFORMATION
                          ---------------------------


Item 1.        Legal Proceedings
- ------        ------------------

              Neither the Registrant nor its subsidiary are a party, nor is any of their property subject, to material pending legal proceedings or material proceedings known to be contemplated by governmental authorities.

Item 2.       Changes in Securities
- ------        ---------------------

              None

Item 3.       Defaults Upon Senior Securities
- ------        -------------------------------

              None

Item 4.       Submission of Matters to a Vote of Security Holders
- ------        ---------------------------------------------------

              At the Annual Meeting of Stockholders, held on July 2, 1996, the approval of Libero & Kappel as independent auditors for the fiscal year ended December 31, 1996 was ratified. 3,449,413 votes were cast for, 18,250 votes were cast against and 10,700 votes abstained with respect to such proposal.

Item 5.       Other Information
- ------        -----------------

              None

Item 6.       Exhibits and Reports on Form 8-K
- ------        --------------------------------

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








                                                            Healthplex, Inc.
                                                   -------------------------
                                                            (Registrant)


     Date                                          By
         -----------                                 ----------------------
                                                                Martin Kane
                                                                President

     Date                                          By
         -----------                                 ----------------------
                                                                 John Forte
                                                   Chief Accounting Officer

