Form 10QSB
period 1996-09-30
HEALTHPLEX INC
filed 1996-11-13
CIK 770506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB




[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

          For the quarterly period ended         September 30, 1996
                                         ------------------------------


TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
                               ----------    ----------
Commission file number  0-14236
                       ----------

                             Healthplex, Inc.
 -----------------------------------------------------------------
 (Exact name of small business issuer as specified in its charter)


                      Delaware                       11-2714365
 ------------------------------------------------------------------

 (State or other jurisdiction of            (I.R.S. Employer
   incorporation or organization)           Identification No.)

             60 Charles Lindbergh Blvd., Uniondale, New York    11553
 --------------------------------------------------------------------
 (Address of principal executive offices)

                      516-794-3000
----------------------------------------------
Issuer's telephone number, including area code



Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 3,586,682 shares of common stock, par value $.001 per share, outstanding at September 30, 1996.


          Not Applicable
 -------------------------------
(Former name, former address and former fiscal year, if changed since last report)


                        HEALTHPLEX, INC. & SUBSIDIARIES
                        -------------------------------







                                     INDEX
                                     -----


       Part 1. Financial information                                  Page

               Consolidated balance sheets-                             2
               September 30, 1996 unaudited and
               December 31, 1995 audited.

               Consolidated income statements-                          3
               nine months ended September 30, 1996 and 1995 unaudited and three months ended
               September 30, 1996 and 1995 unaudited.

               Consolidated statements of cash flows-                   4
               nine months ended September 30, 1996 and 1995 unaudited.

               Notes to consolidated financial statements               5

               Management's discussion and analysis of                  6
               financial condition and results of operations.


HEALTHPLEX, INC. & SUBSIDIARIES
-------------------------------
CONSOLIDATED BALANCE SHEETS
---------------------------

                                                   September 30,  December 31,
                                                       1996          1995
ASSETS                                              (Unaudited)    (Audited)
                                                   -------------  ------------

Current assets:
---------------
Cash                                                $   685,828   $   440,989
Investments - available for sale                        884,020       691,509
Accounts receivable                                     416,037       426,459
Notes receivable - current portion                       18,100        17,050
Other receivables                                         9,371        22,933
Prepaid expenses                                          3,400             0
                                                      ---------     ---------
Total current assets                                  2,016,756     1,598,940

Fixed assets, net of depreciation                       831,976       867,890
Notes receivable - long term                             63,824        77,533
Investments - available for sale                        625,830       758,243
Security deposits                                        43,165        24,138
Goodwill, less accumulated amortization                  15,236        16,251
Officers' loans receivable                               94,000             0
Other assets                                              7,278         7,278
Loan to Dentcare Delivery Systems, Inc.                 515,820       515,820
                                                      ---------     ---------
                                                    $ 4,213,885   $ 3,866,093
                                                      ---------     ---------
                                                      ---------     ---------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

Current liabilities:
--------------------
Accounts payable                                    $   421,889   $   437,126
Current portion of capitalized lease obligations        113,467       140,391
Accrued expenses and taxes                              192,762       179,462
Due to Dentcare Delivery Systems, Inc.                  382,013       134,199
Federal income tax payable                              134,730        35,748
                                                      ---------     ---------
 Total current liabilities                            1,244,861       926,926

Capitalized lease obligations, net of current portion    81,735       160,104
Deferred federal income tax payable                      36,875        37,941
                                                      ---------     ---------
Total liabilities                                     1,363,471     1,124,971
-----------------

Stockholders' equity:

Common stock $.001 par value, authorized
  20,000,000 shares issued & outstanding
  3,586,682 in 1996 and 1995                              3,587         3,587

Paid-in capital                                       1,971,328     1,971,328
Unrealized gain (loss) on investments-available for    ( 33,810)       39,249
sale
Retained earnings                                       911,959       726,958
Treasury stock                                         (  2,650)            0
                                                      ---------     ---------
 Total stockholders' equity                           2,850,414     2,741,122
                                                      ---------     ---------
                                                    $ 4,213,885   $ 3,866,093
                                                      ---------     ---------
                                                      ---------     ---------

See notes to financial statements which are an integral part hereof.


HEALTHPLEX, INC. & SUBSIDIARIES
-------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------
(UNAUDITED)
-----------

                                            For the               For the
                                       Nine Months Ended    Three Months Ended
                                    Sept. 30    Sept. 30   Sept. 30   Sept. 30
                                       1996       1995       1996       1995
                                    ---------   ---------  ---------  ---------
Revenues
--------
Service fee income                $ 1,872,877 $ 1,695,408 $  661,350 $  511,557
Administrative service income       2,160,855   1,584,400    762,517    597,797
                                    ---------   ---------  ---------  ---------
Total service fee income            4,033,732   3,279,808  1,423,867  1,109,354
Premium income                      5,386,771   5,129,010  1,771,943  1,709,847
Sales-computer services                25,976      72,567     23,453      2,925
                                    ---------   ---------  ---------  ---------
   Total Revenues                   9,446,479   8,481,385  3,219,263  2,822,126
                                    ---------   ---------  ---------  ---------

Cost of Revenues
----------------
Direct expenses -                   1,593,341   1,535,167    544,956    623,871
     related to service fees
Dental expenses -                   4,426,010   4,264,236  1,505,766  1,420,817
     related to premium income
Cost of sales-computer services         4,754      32,930      1,811      3,611
                                    ---------   ---------  ---------  ---------
                                    6,024,105   5,832,333  2,052,533  2,048,299
                                    ---------   ---------  ---------  ---------
Gross Margin on Revenues            3,422,374   2,649,052  1,166,730    773,827
                                    ---------   ---------  ---------  ---------


Interest expense                       31,479      28,784      9,958     10,493
Selling, general and                3,116,711   2,606,749  1,050,639    791,176
  administrative expense
                                    ---------   ---------  ---------  ---------
                                    3,148,190   2,635,533  1,060,597    801,669
                                    ---------   ---------  ---------  ---------

Income (loss)before other income      274,184      13,519    106,133  (  27,842)
   and income taxes
Gain on sale of securities              4,601           0          0          0
Dividend income                        11,376      13,260      7,206      6,237
Interest income                        71,642      78,360     22,411     23,847
                                    ---------   ---------  ---------  ---------
Income before income taxes            361,803     105,139    135,750      2,242
Provision for income taxes            176,801      54,473     67,503    ( 3,648)
                                    ---------   ---------  ---------  ---------
Net income                        $   185,002 $    50,666 $   68,247 $    5,890
                                    ---------   ---------  ---------  ---------
                                    ---------   ---------  ---------  ---------

Earnings per share
  Primary                         $     0.051 $     0.014 $    0.019 $    0.002
                                    ---------   ---------  ---------  ---------
  Fully diluted                   $     0.049 $     0.014 $    0.017 $    0.002
                                    ---------   ---------  ---------  ---------


Weighted average number of shares
of common stock  outstanding
Primary                             3,586,682   3,586,682  3,586,682  3,586,682
                                    ---------   ---------  ---------  ---------
Fully diluted                       3,793,055   3,627,500  4,000,000  3,627,500
                                    ---------   ---------  ---------  ---------



     See notes to financial statements which are an integral part hereof.


HEALTHPLEX, INC. & SUBSIDIARIES
-------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995
-----------------------------------------------
(UNAUDITED)
-----------
                                                   For the Nine Months Ended
                                                   September 30   September 30
                                                       1996            1995
                                                   ------------   ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
Cash flows from operating activities:
Net income                                           $  185,002    $   50,666
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization                      149,205       157,410
     Deferred federal income tax payable               (  1,066)     (  2,846)
(Increase) decrease in:
       Accounts receivable                               10,422      ( 83,196)
       Inventory                                              0      (  2,423)
       Other receivables                                 13,562         6,033
       Prepaid expenses                                (  3,400)            0
Increase (decrease) in:
      Accounts payable                                 ( 15,237)       56,059
      Accrued expenses and taxes                         13,300      ( 66,559)
      Due to Dentcare Delivery Systems, Inc.            247,814       124,140
      Federal income tax payable                         98,982        17,477
                                                      ---------     ---------
Net cash provided by operating activities               698,584       256,761
                                                      ---------     ---------

Cash flows from investing activities:
   Security deposits                                   ( 19,027)     (  7,107)
   Capital expenditures                               ( 112,277)     ( 62,570)
   Purchase of investments                            ( 279,961)     (  9,217)
   Sale of investments                                  146,804             0
   Reduction of notes receivable                         18,659             0
                                                      ---------     ---------
Net cash used in investing activities                 ( 245,802)     ( 78,894)
                                                      ---------     ---------
Cash flows from financing activities:
   Loans to officers                                  ( 100,000)            0
   Purchase of treasury stock                          (  2,650)            0
   Repayment of long-term debt                        ( 105,293)     ( 97,120)
                                                      ---------     ---------
Net cash provided by (used in) financing activities:  ( 207,943)     ( 97,120)
                                                      ---------     ---------

Net  increase in cash and cash equivalents              244,839        80,747
Cash and cash equivalents at beginning of period        440,989       462,942
                                                      ---------     ---------
Cash and cash equivalents at end of period           $  685,828    $  543,689
                                                      ---------     ---------
                                                      ---------     ---------

Cash Paid During the Period For:
   Interest                                          $   31,479    $   28,784
                                                      ---------     ---------
                                                      ---------     ---------
   Income taxes                                      $   94,202    $   43,158
                                                      ---------     ---------
                                                      ---------     ---------
Scheduled of Non-Cash Investing and Financing Transactions:
   Unrealized gain (loss) on investments
       - available for sale                          $ ( 73,059)   $   29,436
                                                      ---------     ---------
                                                      ---------     ---------
   Purchase of equipment with
      capitalized lease obligation                   $        0    $  163,470
                                                      ---------     ---------

See notes to financial statements which are an integral part hereof.


                        HEALTHPLEX, INC. & SUBSIDIARIES
                        -------------------------------

                         NOTES TO FINANCIAL STATEMENTS
                         -----------------------------


NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-QSB and rule 310 of regulation S-B. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended Setptember 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996.

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


                        HEALTHPLEX, INC. & SUBSIDIARIES
                        -------------------------------



               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

              FOR THE NINE MONTHS ENDED SEPTEMBER 30,1996 AND 1995
              ----------------------------------------------------



Results of Operations
---------------------

Net income increased to $185,002 during the first nine months of 1996, as compared with $50,666 during the comparable period of 1995. Gross margins increased 29.2% or $773,322 to $3,422,374 during 1996 as compared to $2,649,052 in 1995. Contributing to the increase in total gross margin was a $695,750 increase in gross margin from service revenues. This increase resulted from the Company's concentration on and expansion of its administrative service business. Additionaly, there was an increase in gross margin from premium income of $95,987, resulting from stabilization of claims utilization.

During the first nine months of 1996 the Company recognized interest and dividend income of $83,018 as compared to $91,620 during 1995.


Liquidity and Capital Resources
-------------------------------
During the first nine months of 1996 the Company had a increase in cash and cash equivalents of $244,839. Operating activities accounted for a $698,584 increase in cash. Offsetting this increase were expenditures by the Company during this period of $112,277 to purchase equipment and $105,293 to repay long-term debt. In addition, the Company increased its short term investments by $133,157.


                        HEALTHPLEX, INC. & SUBSIDIARIES
                        -------------------------------

                          PART II - OTHER INFORMATION
                          ---------------------------


Item 1.   Legal Proceedings
-------   -----------------

          Neither the Registrant nor its subsidiary are a party, nor is any of their property subject, to material pending legal proceedings or material proceedings known to be contemplated by governmental authorities.

Item 2.   Changes in Securities
-------   ---------------------

          None

Item 3.   Defaults Upon Senior Securities
-------   -------------------------------

          None

Item 4.   Submission of Matters to a Vote of Security Holders
-------   ---------------------------------------------------

          None

Item 5.   Other Information
-------   -----------------

          None

Item 6.   Exhibits and Reports on Form 8-K
-------   --------------------------------

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








                                                          Healthplex, Inc.
                                                  ------------------------
                                                           (Registrant)



     Date                                      By
          ------------------                      ------------------------
                                                            Martin Kane
                                                              President

     Date                                      By
          ------------------                      ------------------------
                                                             John Forte
                                                  Chief Accounting Officer