Form 10KSB
period 1996-12-31
HEALTHPLEX INC
filed 1997-04-15
CIK 770506

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                     FORM 10-KSB
          (Mark One)
          [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended December 31, 1996
                                    --------------------------------------

                                       OR

          [  ] TRANSITION  REPORT   UNDER  SECTION  13  OR   15(d)  OF  THE
               SECURITIES EXCHANGE ACT OF 1934

          For the transition period from       to
                                        -------  -------------------------

                            Commission file number 0-14236
                                                   -------

                                   HEALTHPLEX, INC.
          ----------------------------------------------------------------
                    (Name of small business issuer in its charter)

                 Delaware                                11-2714365
          ---------------------------           --------------------------
          (State or other jurisdiction          (I.R.S. Employer
          of incorporation or organization)    Identification No.)

          60 Charles Lindbergh Blvd., Uniondale, New York         11553
          -------------------------------------------------      -------
          (Address of principal executive offices)             (Zip Code)

          (Issuer's telephone number)    (516) 542-2200
          ---------------------------------------------------------------

          Securities registered  under Section  12(b) of the  Exchange Act:
          None

          Securities registered under Section 12(g) of the Exchange Act:
                       Common Stock, par value $.001 per share
                       ---------------------------------------
                                   (Title of Class)

          Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
          filing requirements for the past 90 days.    Yes   x    No
                                                           -----    -----

          Check  if there is no disclosure of delinquent filers pursuant to
          Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

          The registrant's revenues for its most recent fiscal year were $12,468,396.

          As at April 10, 1997, 3,585,082 shares of Common Stock of the registrant were outstanding. The aggregate market value of the 1,888,564 shares of Common Stock held by non-affiliates as of such date was $2,773,828.

                                        PART I

          ITEM 1.   DESCRIPTION OF BUSINESS.
                    -----------------------

          General
          -------

               Healthplex, Inc. (the "Company" or "Healthplex") is a Delaware corporation and the successor by merger of Dentshield, Inc., a New York corporation organized on March 26, 1981. The Company's address is Nassau West Corporate Center I, 60 Charles Lindbergh Boulevard, Uniondale, New York 11553 and its telephone number there is (516) 542-2200.

               The Company renders marketing, claims processing, electronic data processing, printing and related services to Dentcare Delivery Systems, Inc. ("Dentcare"), a dental health-care plan company, pursuant to an exclusive agreement. (See Item 12. Certain Relationships and Related Transactions). The Company operates its own separate plan through a wholly-owned subsidiary, International Healthcare Services, Inc. ("IHS," and together with Dentcare, the "Plans"). The Company also provides administrative services to certain unaffiliated dental plans on an "administrative services-only" basis.

               The   Company's   wholly-owned    subsidiary,   O.A.SYS.
          Corporation, develops document imaging systems, including hardware and software components, and markets these systems to
          hospitals, insurance  companies and small businesses.   O.A.SYS.
          derives revenues from consulting fees, software development fees and from dealer mark-ups on resales of imaging hardware equipment manufactured by third-party suppliers.

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

               IHS is authorized by the New Jersey Department of Banking and Insurance to act as a "dental plan organization" in the State of New Jersey. IHS provides prepaid dental plans to groups and individuals and is a wholly-owned subsidiary of the Company. As such, the consolidated financial statements of the Company contained elsewhere herein include the financial statements of IHS.

               At April 10, 1997, Dentcare and IHS had 107,781 and 23,304 members, respectively, and the Company serviced 125,136 members on an administrative service only basis.

          PREPAID PLANS

               Under the  prepaid dental  plans of both  Dentcare and  IHS, monthly premiums are collected on behalf of Dentcare and IHS from the groups and are paid to participating dentists, or providers, after deduction of expenses paid by Dentcare or IHS or charged by the Company in accordance with its Service Agreement. Such payments to the provider are commonly referred to as capitation fees. Under the Company's capitation fee program, the capitation fee is a fixed monthly fee based only on the number of subscribers enrolled with a particular provider without regard to the number of patient visits or types of work performed. The Company believes that the capitation fee concept provides significant incentive for providers to practice preventive dentistry. If the provider actively improves the dental health of his patients, the provider's work load decreases, thereby improving the provider's operating margins and profitability.

               Specialized dental services, such as orthodontics, endodontics, periodontics and oral surgery are provided through specialists with whom the Company contracts on behalf of the Plan.

               Dentcare and IHS offer several different plans for subscribers, principally groups such as unions, associations, school systems, law enforcement agencies, municipalities and pension benefit organizations. As of April 10, 1997, Dentcare had 1,635 subscribing groups and IHS had 1,053 subscribing groups for prepaid dental plan programs.

               Under the prepaid plans of Dentcare and IHS there is no pre-enrollment examination of the enrollee. The plans accept the existing condition of each of the subscribers and their dependents. There are no deductible amounts prior to coverage under the plan, maximum limitation on coverage(s) provided under the plan contract or pre-authorizations as commonly required by indemnity insurance carriers for treatment. In addition, neither the provider, group nor subscriber is burdened with submitting insurance claim forms.

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

               Under its fee-for-service plans, Dentcare reimburses for all types of dental services based upon specified schedules of fees for services and the Company provides claims processing services to facilitate reimbursement for services performed. Fee schedules are provided to each subscriber with the subscriber's plan contract. The schedules are filed with the New York Insurance Department. Such schedules are subject to change at such time as a subscriber's contract is renewed. The Company undertakes all responsibility for claims processing and professional review of claims presented for payment on behalf of Dentcare.

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

               The marketing, management, advertising, legal, accounting and general administrative expenses charged by Healthplex to its Plans are encompassed in the various expense limitations described above.

               In addition to regulation of the Company's business and operations by statutes regulating prepaid dental plans and fee-for-service dental plans, the practice of dentistry in the United States is regulated by state statutes, rules and regulations of state dental boards and voluntary associations. In New York and New Jersey, respective Boards of Dental Examiners regulate all dentists licensed to practice dentistry. Complaints lodged against dentists regarding fitness to practice dentistry are subject to review by the Board of Dental Examiners. These Boards are authorized to withdraw a dentist's license if it deems such action to be appropriate. Guidelines are also established for dentists in connection with the manner in which they must operate and advertise dental facilities.

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

               The Plans may also compete with HMOs which include dental plans. In the New York and New Jersey areas, U.S. Healthcare, Oxford and PruCare are currently offering prepaid dental plans. There is no assurance that the prepaid and fee-for-service dental plans of the Plans will obtain general market acceptance with consumers, or that prepaid and fee-for-service dental plans will be able successfully to compete against large commercial insurance carriers.

          EMPLOYEES

               As of April 10, 1997, the Company had 63 full-time and six part-time employees. Eight employees are engaged in electronic data process services, five in managerial positions, three in marketing and 53 in general, administrative and support positions. The employees of the Company are not subject to collective bargaining and the Company does not have a profit sharing or retirement plan for employees. The Company believes its labor relations are good.

          Item 2.   DESCRIPTION OF PROPERTY.
                    -----------------------

               The Company leases approximately 10,168 square feet of executive and administrative offices in Uniondale, New York. The lease expires on January 31, 2003. The base annual rent is $240,190, plus real estate taxes, for the rental year ended January 31, 1997, with an increase of 4% each rental year thereafter during the term of the lease.

          ITEM 3.   LEGAL PROCEEDINGS.
                    -----------------

               There are no material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the Company or any of its subsidiaries is a party or by which any of their properties is subject.

          ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                    ---------------------------------------------------

               No matters were submitted during the fourth quarter of fiscal 1996 to a vote of security holders.

                                       PART II

          ITEM 5.   MARKET  FOR THE  COMPANY'S  COMMON  EQUITY AND  RELATED
                    -------------------------------------------------------
                    STOCKHOLDER MATTERS.
                    --------------------

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


                              Common Stock
                              ------------
                              High     Low
                              ----     ---
          Calendar 1996
          -------------

          First quarter       1 1/4     25/32
          Second quarter      3         1 1/8
          Third quarter       2 5/16    1 11/32
          Fourth quarter      1 5/8     1 1/16


                              Common Stock
                              ------------
                              High     Low
                              ----     ---
          Calendar 1995
          -------------

          First quarter       1 9/32    1
          Second quarter      1 1/2       7/8
          Third quarter       1 11/16   1 1/16
          Fourth quarter      1 1/8       3/4


               Based upon information provided by the Company's transfer agent, as of April 10, 1997, the Company had 124 stockholders of record. The Company believes that there are in excess of 500 beneficial holders of the Company's Common Stock.

               The Company has paid no dividends to date and it does not anticipate paying dividends in the foreseeable future. It is expected that the Company will retain earnings, if any, to finance the development and expansion of its business.

          ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    -------------------------------------------------
                    CONDITION AND RESULTS OF OPERATIONS.
                    ------------------------------------

          For The Years Ended December 31, 1996 and 1995
          ----------------------------------------------

          Results of Operations - Revenue Overview
          ----------------------------------------

          Revenue  increased  $1,111,756,  or  9.8%,  to  $12,468,396  from
          $11,356,640. Approximately $750,000 of the increase represented an increase in revenue from the Company's administrative service income business. Such increase is primarily the result of a full year of servicing major groups added during 1995. The Company continues to emphasize its administrative business through focused marketing efforts targeting specific entities.

          The following table illustrates the changes in revenue for the years 1996 and 1995;

           For the years ended                                Increase
           December 31,                1996          1995     (Decrease)
           -------------------         ----          ----     ----------

           Service fee income      $ 2,438,342   $ 2,253,903  $  184,439

           Administrative service    2,977,107     2,222,163     754,944
           income                  -----------   -----------  ----------

           Total service fee       $ 5,415,449   $ 4,476,066  $  939,383
           income

           Premium income            7,026,125     6,801,010     225,115

           Sales-computer service       26,822        79,564     (52,742)
                                   -----------   -----------  ----------

                     Total         $12,468,396   $11,356,640  $1,111,756
                                   ===========   ===========  ==========


          Results of Operations - Gross Margin, Expenses and Income
          ---------------------------------------------------------

          Gross margin on revenue increased $677,138, or 18.5%, to $4,344,639 during 1996 as compared to $3,667,501 during 1995.
          Contributing to this increase in gross margin was an increase from service fee income of $666,753 due to the continuing expansion of the administrative service business.

          The following table illustrates the changes in gross margin for the years 1996 and 1995:


           For the years ended                                Increase
           December 31,                1996          1995     (Decrease)
           -------------------         ----          ----     ----------

           Service fee income      $ 3,150,898   $ 2,484,145  $  666,753

           Premium income            1,174,351     1,142,819      31,532

           Sales-computer               19,390        40,537     (21,147)
           services                -----------   -----------  ----------

                     Total         $ 4,344,639   $ 3,667,501  $  677,138
                                   ===========   ===========  ==========

          Selling,  general  and   administrative  expenses  increased   by
          $416,511, or  11.3%, to  $4,091,930 in  1996  from $3,675,419  in
          1995, primarily as a result of $292,611 in increased payroll related costs incurred to meet the demands of the expanding administrative service business.

          The amount reported for 1995 has been restated to increase rent expense by $26,152 to conform to the accounting requirements for leases with scheduled increases. (See Note 11 to the Consolidated Financial Statements).

          Pre-tax income increased by $266,731, or 403%, to $332,898 in 1996 from $66,167 in 1995, principally as a result of the increase in administrative service business. The amount reported for 1995 has been restated for the effect of the revision to rent expense referred to above.

          The provision for income taxes increased by $117,291, or 310%, to $155,070 in 1996 from $37,779 in 1995. The amount reported for 1995 has been increased by $16,386 in the aggregate to (i) include the effect of the rent expense restatement on deferred income taxes; (ii) revise the effective income tax rate applied to applicable temporary differences in the calculation of deferred income taxes; and (iii) eliminate the effect of a disclosed overaccrual for 1994 on the 1995 current provision. (See Note 11 to the Consolidated Financial Statements). As
          restated, the overall effective income tax rate for 1995 is 57.1%, due primarily to the high incidence of state income taxes in such year. In 1996, the overall effective income tax rate is 46.6%, reflecting a more usual imposition of state income taxes.

          As a result, net income, after a net restatement decrease of $42,538 to $28,388 for 1995 increased by $149,440, or 526%, to
          $177,828 in 1996.

          Liquidity and Capital Resources
          -------------------------------

          The Company's cash, cash equivalents and short term investments increased by $92,987 from $1,132,498 at December 31, 1995 to $1,225,395 at December 31, 1996. However, cash and cash equivalents, exclusive of short-term investments, decreased by $172,649 to $268,340. Earnings before depreciation and deferred items amounted to $428,493 for the year ended December 31, 1996 and were the main components of the $432,932 of cash flows provided by operating activities. In addition, these same
          elements  continue   to  be  the  Company's   primary  source  of
          liquidity.

          The Company used $216,124 of the cash flows provided by operating activities to increase its investment portfolio. In addition, $135,903 was used to purchase additional computer equipment and to make leasehold improvements to the office space, providing more efficient use for the Company's expansion of business. Additions to security deposits of $6,918 brought the total cash used in investing activities to $328,001.

          The Company used $174,930 to repay long-term debt and $100,000 was loaned to the Company's co-chief executive officers. (See
          Note 5 to the Consolidated Financial Statements). Open market purchases of treasury stock used $2,650 to bring the total used in financing activities to $277,580.

          The Company leases approximately 10,200 square feet of executive office space in Uniondale, New York, on a ten-year lease that expires in 2003. The Company currently is utilizing 100% of its existing space and is contemplating the acquisition of additional space at the same location. The existing lease provides for a current base rental of $248,996, which increases by 4% annually throughout the lease term, as well as additional escalations to cover increases in real estate taxes. In 1996, the Company revised its prior accounting for this lease to reflect the required straight-line treatment for reporting rent expense. While such restatement increased previously recognized rent expense by $26,152 for 1995 and $74,273 for prior years, it had no effect on cash balances.

          The Company also  restated its prior  years' income tax  expense,
          also with no  effect on cash and cash equivalents.   (See Note 11
          to the Consolidated Financial Statements).

          The Company anticipates, based on management's internal forecasts
          and  assumptions,  that  cash   flows  from  operations  will  be
          sufficient to satisfy the Company's cash requirements for 1997.

          The Company's receivable from Dentcare, together with interest thereon, if any, can only be repaid with the approval of the New

          York State Insurance Department. As such, the Company has not recognized any interest income on such loan since its inception. Despite the illiquidity of this receivable, the Company believes it will ultimately be repaid based on its assessment of Dentcare's financial condition. (See Item 12, Certain Relationships and Related Transactions, and Note 10 to the Consolidated Financial Statements).

          Impact of New Accounting Pronouncement
          --------------------------------------

          The Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", which became effective for fiscal 1996. SFAS No. 123 requires disclosures of stock-based compensation arrangements with employees and encourages but does not require cost of compensation to be measured by the fair value of the equity instrument awards. Companies are permitted to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards and will disclose the required pro-forma effect on net income and earnings per share. The stock options granted in 1996 are not considered compensatory due to the conditions restricting their exercise. (See Note 9 to the Consolidated Financial Statements).

          ITEM 7.   FINANCIAL STATEMENTS.
                    --------------------


          LIBERO & KAPPEL

          CERTIFIED PUBLIC ACCOUNTANTS

                             57 Old Country Road, Westbury, New York 11590 Telephone (516) 333-5511 . Fax (516) 333-5621


                             INDEPENDENT AUDITOR'S REPORT
                             ----------------------------

          To the Board of Directors and Stockholders of Healthplex, Inc.
          60 Charles Lindbergh Boulevard
          Uniondale, New York 11553


          We have audited the consolidated balance sheets of Healthplex, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders equity and cash flows for the years then ended. These financial statements are the responsibility of the Company s management. Our responsibility is to express an opinion on these financial statements based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Healthplex, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the consolidated results of their operations and cash flows for the years then ended in conformity with generally accepted accounting principles.



          /s/ Libero & Kappel

          Libero & Kappel
          Westbury, New York
          March 21, 1997

          HEALTHPLEX, INC. & SUBSIDIARIES
          -------------------------------
          CONSOLIDATED BALANCE SHEETS
          ---------------------------
          AS OF DECEMBER 31, 1996 AND 1995
          --------------------------------

          ASSETS                                     1996         1995
          ------                                     ----         ----
                                                               (Restated)
                                                                (Note 11)
          Current assets:
          ---------------
          Cash and cash equivalents                 $268,340    $  440,989

          Investments-available for sale (Note 5)    957,055       691,509

          Accounts receivable                        420,482       426,459

          Notes receivable - current portion
            (Note 4)                                  51,793        17,050

          Other receivables                           28,978        22,933

                                                      10,655             0
          Prepaid expenses                         ---------     ---------

            Total current assets                   1,737,303     1,598,940


          Fixed assets, net of depreciation
            (Notes 2 & 3)                          1,034,158       867,890

          Note receivable - less current portion
            (Note 4)                                 111,846        77,533

          Investments-available for sale (Note 5)    633,936       758,243

          Security deposits                           31,056        24,138

          Goodwill, less accumulated amortization
             of $12,186 in 1996 and $10,832
             in 1995                                  14,897        16,251

          Other assets                                17,610         7,278

          Loan to Dentcare Delivery Systems, Inc.    515,820       515,820
           (Note 10)                             -----------   -----------

                                                 $ 4,096,626   $ 3,866,093
                                                 ===========   ===========

          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

          Current liabilities:
          -------------------
          Accounts payable                       $   411,437   $   437,126

          Current portion of capitalized lease
             obligations (Note 6)                    169,435       140,391

          Accrued expenses and taxes                 105,038       159,109

          Due to Dentcare Delivery Systems, Inc.     164,694       134,199

                                                     132,045        52,686
          Income taxes payable (Notes 2 & 7)      ----------     ---------

             Total current liabilities               982,649       923,511


          Capitalized lease obligations, less
             current portion (Note 6)                204,806       160,104

          Deferred rent payable                      117,369       100,425

          Deferred income taxes payable               75,062        61,006
             (Notes 2 & 7)                         ---------     ---------

           Total liabilities                       1,379,886     1,245,046


          Commitments and Contingencies (Notes 6, 8, 9 & 10)


          Stockholders' equity:
          Common stock $.001 par value,
             authorized 20,000,000 shares; issued
             3,586,682 in 1996 and 1995                3,587         3,587

          Paid-in capital                          1,971,328     1,971,328

          Unrealized gain (loss) on
             investments-available for sale
             (Note 5)                                (40,236)       39,249

          Retained earnings                          784,711       606,883

                                                       2,650             0
          Less: Treasury stock, 1,600 shares     -----------   -----------

                                                   2,716,740     2,621,047
             Total stockholders' equity          -----------   -----------

                                                 $ 4,096,626   $ 3,866,093
                                                 ===========    ==========


          The accompanying notes are an integral part of the financial statements.

          HEALTHPLEX, INC. & SUBSIDIARIES
          -------------------------------
          CONSOLIDATED STATEMENTS OF OPERATIONS
          -------------------------------------
          FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
          ----------------------------------------------


                                                1996             1995
                                                ----             ----
                                                              (Restated)
                                                              (Note 11)
          Revenues
          --------
          Service fee income (Note 10)        $ 2,438,342      $ 2,253,903
          Administrative service income         2,977,107        2,222,163
                                              -----------      -----------
          Total service fee income              5,415,449        4,476,066


          Premium income                        7,026,125        6,801,010
          Sales-computer services                  26,822           79,564
                                              -----------      -----------
             Total revenues                    12,468,396       11,356,640
                                              -----------      -----------

          Cost of Revenues
          ----------------
          Direct expenses - related to          2,264,551        1,991,921
          service fees
          Dental expenses - related to          5,851,774        5,658,191
          premium income
          Cost of sales-computer services           7,432           39,027
                                              -----------      -----------
                                                8,123,757        7,689,139
                                              -----------      -----------


          Gross Margin on Revenues              4,344,639        3,667,501
          ------------------------            -----------      -----------
          Selling, general and                  4,091,930        3,675,419
          administrative expense
          Interest expense                         49,605           39,293
                                              -----------      -----------
                                                4,141,535        3,714,712
                                              -----------      -----------

          Income (loss) from operations           203,104          (47,211)
          Other income (expenses)
             Interest income                       99,270          104,041
             Dividend income                       15,591           16,492
             Gain on sale of                        4,600                0
                securities
             Miscellaneous                         10,333           (7,155)
                                              -----------      -----------
             Income before                        332,898           66,167
                income taxes
          Provision for income taxes              155,070           37,779
          (Notes 2, 7 & 11)                   -----------      -----------
          Net income                          $   177,828      $    28,388
                                              ===========      ===========
          Earnings per share (Note 2)         $      0.05      $      0.01
                                              ===========      ===========

          Weighted average number of            3,665,523        3,607,537
          shares of common stock              ===========       ==========
          outstanding



          The accompanying notes are an integral part of the financial statements.

          HEALTHPLEX, INC. & SUBSIDIARIES
          -------------------------------
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
          -----------------------------------------------




                                                    COMMON        PAID-IN
                                                    STOCK         CAPITAL
                                                    ------        -------
          Balance December 31, 1994,
          --------------------------
          as previously reported
          ----------------------                     $ 3,587    $ 1,971,328

          Adjustment (Note 11)

          Net income for the year ended
          December 31, 1995                                0              0

          Unrealized gain on investments                   0              0
          available for sale                         -------    -----------

          Balance, December 31, 1995
          --------------------------                   3,587      1,971,328

          Purchase of treasury stock                       0              0

          Net income for the year
             ended December 31, 1996                       0              0

          Unrealized loss on investments                   0              0
             available for sale                      -------    -----------

          Balance, December 31, 1996                 $ 3,587    $ 1,971,328
          --------------------------                  ======    ===========


                                                 UNREALIZED
                                                 GAIN (LOSS)
                                                     ON           RETAINED
                                                 INVESTMENTS      EARNINGS
                                                 -----------      --------


          Balance December 31, 1994,
          --------------------------
          as previously reported
          ----------------------                  $  (71,934)     $ 656,032

          Adjustment (Note 11)                                      (77,537)

          Net income for the year ended
          December 31, 1995                                0         28,388

          Unrealized gain on investments             111,183              0
          available for sale                     -----------       --------

          Balance, December 31, 1995
          --------------------------                  39,249        606,883

          Purchase of treasury stock                       0              0

          Net income for the year
             ended December 31, 1996                       0        177,828

          Unrealized loss on investments            (79,485)              0
             available for sale                  -----------      ---------

          Balance, December 31, 1996             $  (40,236)      $ 784,711
          --------------------------             ===========      =========



                                                   TREASURY
                                                    STOCK          TOTAL
                                                   --------        -----

          Balance December 31, 1994,
          --------------------------
          as previously reported
          ----------------------                  $       0    $ 2,559,013

          Adjustment (Note 11)                                     (77,537)

          Net income for the year ended
          December 31, 1995                                0        28,388


          Unrealized gain on investments                   0       111,183
          available for sale                       ---------    ----------


          Balance, December 31, 1995
          --------------------------                       0     2,621,047

          Purchase of treasury stock                  (2,650)       (2,650)

          Net income for the year
             ended December 31, 1996                       0       177,828

          Unrealized loss on investments                   0       (79,485)
             available for sale                    ---------    ----------

          Balance, December 31, 1996               $  (2,650)   $2,716,740
          --------------------------               =========    ==========


          The accompanying notes are an integral part of the financial statements.

     HEALTHPLEX, INC. & SUBSIDIARIES
     -------------------------------
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     -------------------------------------
     FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
     ----------------------------------------------

                                                         1996          1995
                                                         ----          ----
     INCREASE (DECREASE) IN CASH AND CASH                           (Restated)
     EQUIVALENTS                                                    (Note 11)

     Cash flows from operating activities:
     Net income                                      $ 177,828      $  28,388
     Adjustments to reconcile net income to net
       cash provided by operating activities:
        Gain on sale of investments                     (4,600)             0
        Depreciation and amortization                  219,665        218,890
        Deferred rent expense                           16,944         26,152
        Deferred income tax provision
          (benefit)                                     14,056        (14,770)
     (Increase) decrease in:
        Accounts receivable                              5,977        (77,331)
        Other receivables                               (6,045)        (3,216)
        Prepaid expenses                               (10,655)         5,861
        Other assets                                   (10,332)         7,155
     Increase (decrease) in:
        Accounts payable                               (25,689)        49,279
        Accrued expenses and taxes                     (54,071)       (11,368)
        Due to Dentcare Delivery
          Systems, Inc.                                 30,495         14,089
        Income taxes payable                            79,359         16,412
                                                     ---------      ---------
     Net cash provided by operating activities         432,932        259,541
                                                     ---------      ---------

     Cash flows from investing activities:
        Purchase of investments                       (362,928)             0
        Proceeds from sale of investments              146,804          4,996
        Capital expenditures                          (135,903)      (163,242)
        Repayment of notes receivable                   30,944          5,387
        Increase in security deposits                   (6,918)        (7,756)
                                                     ---------      ---------
     Net cash used in investing activities            (328,001)      (160,615)
                                                     ---------      ---------

     Cash flows from financing activities:
        Repayment of long-term debt                   (174,930)      (132,217)
        Loans to officers                             (100,000)             0
        Purchase of treasury stock                      (2,650)             0
                                                     ---------      ---------
     Net cash used in financing activities            (277,580)      (132,217)
                                                     ---------      ---------


     Net decrease in cash                             (172,649)       (33,291)
     Cash and cash equivalents at beginning of year    440,989        474,280
                                                     ---------      ---------
     Cash and cash equivalents at end of year        $ 268,340      $ 440,989
                                                     =========      =========

     Supplemental disclosures of cash flows

     Cash paid during the year for:
        Interest                                     $  49,605      $  39,293
                                                     =========      =========
        Income taxes                                 $  59,925      $  51,560
                                                     =========      =========

     Non-cash investing and financing activities:
        Unrealized gain (loss) on investments
          available for sale                         $ (79,485)     $ 111,183
                                                     =========      =========
        Acquisition of equipment under capitalized
          leases                                     $ 248,676      $ 163,470
                                                     =========      =========


         The accompanying notes are an integral part of the financial statements.

     HEALTHPLEX, INC. & SUBSIDIARIES
     -------------------------------
     NOTES TO FINANCIAL STATEMENTS
     -----------------------------


     NOTE 1:  NATURE OF BUSINESS
     ---------------------------

     The Company and its subsidiaries furnish marketing, claims processing, electronic data processing, printing, consulting and related services under an exclusive agreement with a contractually affiliated dental plan service corporation, Dentcare Delivery Systems, Inc. ("Dentcare"). The Company operates its own plan through wholly-owned subsidiary, International Healthcare Services, Inc. (together, "The Plans"). The Company also provides services to other plans on an administrative services only basis. OASYS Corporation (OASYS) is a wholly-owned subsidiary that markets document imaging systems, including hardware and software components.

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


     NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ---------------------------------------------------

     Principles of Consolidation
     ---------------------------
     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, International Healthcare Services, Inc. and OASYS Corporation. All intercompany balances and transactions have been eliminated.

     Cash and Cash Equivalents
     -------------------------
     For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Allowance for Doubtful Accounts
     -------------------------------
     The Company's credit experience indicates its accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts is required.

     Fixed Assets and Depreciation
     -----------------------------
     Property and equipment  are carried  at cost.   Depreciation for  financial
     reporting purposes is provided on the straight-line basis over the estimated useful lives of the assets.

     Expenditures constituting maintenance and repairs are charged to operations as incurred. Major expenditures, renewals and betterments are capitalized and depreciated over their useful life. At the time properties are retired or otherwise disposed of, appropriate adjustments are made in property accounts and the gain or loss is reflected in operations.

     HEALTHPLEX, INC. & SUBSIDIARIES
     -------------------------------
     NOTES TO FINANCIAL STATEMENTS
     -----------------------------


     NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     --------------------------------------------------------------

     Leases
     ------
     Leases which transfer substantially all of the risks and benefits of ownership are classified as capital leases, and assets and liabilities are recorded at amounts equal to the lesser of the present value of the minimum lease payments or the fair value of the leased properties at the beginning of the respective lease terms. Such assets are depreciated in the same manner as owned assets. Interest expense relating to the lease liabilities is recorded to effect constant rates of interest over the terms of the leases.

     Leases which do not meet the above criteria are classified as operating leases and the related rentals are charged to expense on the straight-line method. Such method allocates the total base rentals (including scheduled increases) evenly over the entire term of the lease. The amounts of rent expense recognized in excess of the base rentals actually payable are reported as deferred rent payable.

     Goodwill
     --------
     Goodwill represents the excess of the cost to acquire one of the Company's subsidiaries over the fair value of its net assets at acquisition and is being amortized over a twenty-year period. Amortization expense charged to operations was $1,354 in each of 1996 and 1995.

     Treasury Stock
     --------------
     Treasury stock, acquired by the Company in the open market, is accounted for at cost.

     Revenue Recognition
     -------------------
     The Company derives revenues from the exclusive service agreements it has entered into with the Plans. Under these agreements, the service fee revenue permitted to the Company is determined by applicable state law (a percentage of premium revenue of the applicable plan). Premium income and administrative service are recognized on an as billed according to the contracts with each group. Sales of computer service are recognized when the sales is made.

     Stock Options
     -------------
     The Company, consistent with generally accepted accounting principles, accounts for stock options pursuant to the intrinsic value method specified by Accounting Principles Board Opinion No. 25., "Accounting for Stock Issued to Employees." Under this method, compensation cost is not recognized as long as the exercise price of stock equals or exceeds the fair value of the underlying stock on the date of grant. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which requires that the fair value of stock options be measured on the date of grant using an applicable statistically-based, market-sensitive, computerized financial model. However, this pronouncement allows companies to continue to account for stock options under the previous intrinsic value method as long as they disclose the pro-forma effects of the new method as if it had been adopted. (See Note 9).

     HEALTHPLEX, INC. & SUBSIDIARIES
     -------------------------------
     NOTES TO FINANCIAL STATEMENTS
     -----------------------------


     NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED
     ---------------------------------------------------------------

     Income Taxes
     ------------
     The provision for income taxes includes federal and state taxes currently payable and deferred taxes arising from the effects of temporary differences between financial reporting and tax accounting income. These temporary differences arise principally from the use of accelerated depreciation methods for income tax accounting purposes and the straight-lining of rent expense for financial reporting purposes.

     Earnings Per Share
     ------------------
     Earnings per share are computed based on the weighted average number of shares of common stock outstanding during each year, including the dilutive effect of outstanding stock options. In each year primary and fully diluted earnings per share were equivalent.

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


     NOTE 3:  FIXED ASSETS
     ---------------------
                                                     1996             1995
                                                     ----             ----
     Fixed assets at December 31, consist of:
        Furniture, fixtures and equipment         $  769,367       $1,094,516
        Equipment under capitalized leases         1,218,141          969,465
        Leasehold improvements                        49,660           43,598
                                                  ----------        ---------
                                                   2,037,168        2,107,579

     Accumulated depreciation and
     amortization, including $607,306 in 1996
     and $478,005 in 1995 applicable to            1,003,010        1,239,689
     capitalized leases.                          ----------       ----------
                                                  $1,034,158       $  867,890
                                                  ==========       ==========

     The annual depreciation rates used by the Company are as follows:

          Furniture, fixtures & equipment         5 - 8 Years
          Capitalized leased equipment                8 Years
          Leasehold improvements                      5 Years


     Depreciation and amortization expenses charged to operations was $218,311 and $217,536 in 1996 and 1995, respectively.

     HEALTHPLEX, INC. & SUBSIDIARIES
     -------------------------------
     NOTES TO FINANCIAL STATEMENTS
     -------------------------------


     NOTE 4:  NOTES RECEIVABLE
     -------------------------

                                                         1996         1995
                                                         ----         ----
     Notes receivable at December 31, consist of:

     Secured installment note receivable from the
     buyer of a former subsidiary, due in monthly
     payments of $2,000 including interest at 10%,
     through August 1, 1999.                          $ 77,527      $ 94,583

     Unsecured installment notes receivable from
     the Company's co-chief executive officers, due
     in monthly payments of $2,778 plus interest at
     prime plus 2%, through July 1, 1999.               86,112             0
                                                      --------      --------
                                                       163,639        94,583
     Less: Current maturities                           51,793        17,050
                                                      --------      --------
                                                      $111,846      $ 77,533
                                                      ========      ========


     NOTE 5:  INVESTMENTS
     --------------------

     Investment securities consist of bond funds, United States Treasury Notes and other governmental obligations with a maturity of more than three months when purchased.

     The Company's investment securities are classified as "available-for-sale." Accordingly, unrealized gains and losses are excluded from earnings and reported in a separate component of stockholders' equity. Realized gains or losses are computed on specific identification of the securities sold.

     Investment securities at December 31, consist of:


                                                      1996            1995
                                                      ----            ----
     Bond funds                                   $  857,125      $  641,462
     U.S. Treasury Notes                             658,726         731,931
     Other governmental obligations                   75,140          76,359
                                                  ----------      ----------
          Total                                    1,590,991       1,449,752
     Less:  Portfolio classified as current          957,055         691,509
                                                  ----------      ----------
     Non-current portfolio                        $  633,936      $  758,243
                                                  ==========      ==========

     The following is an analysis of investment securities available for sale

     Balance at amortized cost                    $1,631,227      $1,410,503
     Gross unrealized gains (losses)                 (40,236)         39,249
                                                  ----------      ----------
                                                  $1,590,991      $1,449,752
                                                  ==========      ==========

     HEALTHPLEX, INC. & SUBSIDIARIES
     -------------------------------
     NOTES TO FINANCIAL STATEMENTS
     -----------------------------

     NOTE 6:  LEASES
     ---------------

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

     The Company capitalized its equipment leases and depreciates them over the useful life of the assets. The corresponding lease obligations reflect the present value of the future rental payments, discounted at the interest rate implicit in the lease:

     Future minimum lease payments for all leases at December 31, 1996 are as follows:

     Year Ending December 31,                       Operating    Capitalized
     ------------------------                       ---------    -----------
          1997                                    $  248,996     $  209,097
          1998                                       258,956        139,673
          1999                                       269,315         99,607
          2000                                       280,088         10,878
          2001                                       291,292              0
     Subsequent years                                315,919              0
                                                  ----------     ----------

     Total minimum lease payments:                $1,664,566        459,255
     ----------------------------                 ==========
     Less amount representing interest                               85,014
                                                                 ----------
     Present value of net minimum lease payments                    374,241
     Less current portion of obligations under                      169,435
     capital leases                                              ----------
     Capitalized lease obligations, less current                 $  204,806
     portion                                                     ==========


     The rent expense under the operating lease was $260,196 and $263,248 for the years ended December 31, 1996 and 1995, respectively.

     NOTE 7:  INCOME TAXES
     ---------------------

     The provision for income taxes consists of the following:

                                              1996            1995
                                              ----            ----
     Current:
          Federal                           $106,871        $ 26,574
          State                               34,143          25,975
                                            --------        --------
     Total current                           141,014          52,549
                                            --------        --------
     Deferred:
          Federal                             10,542         (11,078)
          State                                3,514          (3,692)
                                            --------        --------
     Total deferred                           14,056         (14,770)
                                            --------        --------
     Total provision for income taxes       $155,070        $ 37,779
                                            ========        ========

     HEALTHPLEX, INC. & SUBSIDIARIES
     -------------------------------
     NOTES TO FINANCIAL STATEMENTS
     -----------------------------


     NOTE 7:  INCOME TAXES - CONTINUED
     ---------------------------------

     The provision for income taxes varies from the federal statutory income tax rate due to the following:

                                                            1996        1995
                                                            ----        ----
                                                                     (Restated)
                                                                     (Note 11)

      Federal statutory rate applied to pre-tax income     34.0%       34.0%
      State income taxes, net of federal tax benefit        7.5        22.2
      Other, including the effect of non-taxable
       income and non-deductible expense                    5.1         0.9
                                                          -----       -----
                                                          46.6%       57.1%
                                                          =====       =====

     The tax effects of temporary differences that give rise to deferred tax assets (none of which required a valuation allowance at the beginning or end of either year) and deferred tax liabilities at December 31, 1996 and 1995, as well as the components of the deferred income tax provision (benefit) in each year are as follows:

                                Assets/(Liabilities)      Provision/(Benefit)
                                --------------------      -------------------
                                  1996        1995         1996         1995
                                  ----        ----         ----         ----
      Assets (Non-current)
       Deferred rent
        payable               $ 46,948    $ 40,170     $ (6,778)   $ (10,461)
      Liabilities
       (Non-current)
       Fixed assets           (122,010)   (101,176)      20,834       (4,309)
                              --------    --------     --------    ---------
      Net deferred income
       taxes                  $(75,062)   $(61,006)    $ 14,056    $ (14,770)
                              ========    ========     ========    =========


     NOTE 8:  COMMITMENTS AND CONTINGENCIES
     --------------------------------------

     Concentration of Credit Risk
     ----------------------------
     The Company maintains cash balances with several banks, which frequently exceed federally insured limits and invests its cash primarily in U.S. Government backed securities.

     Concentrations of credit risk with respect to accounts receivable, with one exception discussed below, are limited due to the large number of customers comprising the Company's customer base. The Company does not require collateral from its customers.

     Major Customers
     ---------------
     The Company's two largest customers accounted for approximately 20% and 18% of total revenues in 1996 and approximately 20% and 20% of total revenues in 1995. The Company has receivables from one customer which represents approximately 23% and 17% of accounts receivable in 1996 and 1995, respectively.

     HEALTHPLEX, INC. & SUBSIDIARIES
     -------------------------------
     NOTES TO FINANCIAL STATEMENTS
     -----------------------------


     NOTE 8:  COMMITMENTS AND CONTINGENCIES - CONTINUED
     --------------------------------------------------

     Employment Agreements
     ---------------------
     On October 3, 1984, the Company entered into employment agreements with Drs. Stephen J. Cuchel, Martin Kane and Bruce Safran, each a founder, principal stockholder, executive officer and director of the Company. These agreements may be terminated by either party upon thirty days written notice. Pursuant to these agreements, Drs. Cuchel, Kane and Safran each devote substantially all of their time and efforts to the business of the Company.

     Employee Benefit Plan
     ---------------------
     The Company has adopted a 401(K) plan which allows employees to defer a percentage of their wages. The plan requires the Company to match 25% of employee deferrals up to 5% of the employee's wages. The Company's matching contribution was approximately $13,000 in 1996 and $8,000 in 1995.

     NOTE 9:  STOCK OPTIONS
     ----------------------

     The Company has stock options outstanding pursuant to the following four stock option plans and one free-standing stock option agreement:

               1985 Incentive Stock Option Plan
               1985 Non-Qualified Stock Option Plan
               1992 Stock Incentive Plan
               1992 Director Stock Incentive Plan
               1994 Non-Qualified Stock Option Agreement

     Each of the four plans provide that exercise prices of options granted thereunder must equal or exceed the fair value of the underlying stock at the date of grant. Options under any plan can not be granted after ten years from the date the plan was adopted. None of the options granted have vesting requirements. In order to receive favorable treatment under
     Section 422 of the Internal Revenue Code, shares issued upon exercise of qualified options can not be sold by the optionee until the later of two years from the date of grant or one year from the date of exercise. The exercise price of qualified options granted to 10% or more shareholders may not be less than 110% of the fair value of the underlying stock at the date of grant. Such options may be exercised for a five-year period only.

     No further options may be granted under the 1985 Plans. The only options outstanding thereunder are 32,818 incentive options and 8,000 non-qualified options, each exercisable at $0.6015625 per share through July 15, 2002. There has been no grant, exercise, cancellation, forfeiture or expiration of any options under these Plans during the two-year period ended December 31, 1996.

     The 1992 Stock Incentive Plan provides for the grant of up to 1,500,000 qualifying and non-qualifying options. On November 28, 1995, 317,500 options outstanding at the beginning of the year and exercisable at prices of $1.5762 and $1.73382 per share were canceled and reissued at exercise prices of $1.089 and $1.1979 per share, with exercise terms of ten years and five years, respectively.

     HEALTHPLEX, INC. & SUBSIDIARIES
     -------------------------------
     NOTES TO FINANCIAL STATEMENTS
     -----------------------------


     NOTE 9:  STOCK OPTIONS - CONTINUED
     ----------------------------------

     The 1992 Director Stock Incentive Plan provides for the grants of up to 500,000 non-qualifying options. On November 28, 1995, 55,000 options outstanding at the beginning of the year and exercisable at $1.5762 were canceled and reissued at an exercise price of $1.089 per share, exercisable for ten years.

     The 1994 Non-Qualified Stock Option Agreement granted to a consultant to the Company a non-qualified option to purchase 8,000 shares of $1.5762 per share, immediately exercisable and for a ten year period. On November 28, 1995, these options were canceled and reissued at an exercise price of $1.089 per share, exercisable until November 27, 2005.

     On June 11, 1996, 500,000 options were granted under the 1992 Stock Incentive Plan at exercise prices of $1.6201 for 300,000 shares with a ten-year exercise period and $1.7821 for 200,000 shares with a five-year exercise period. However, these options are only exercisable in the event of a sale or merger of the Company to or with an unaffiliated party.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation" requires use of option valuation models that were not developed for use in valuing employee and compensatory stock options. Under APB 25, because the exercise price of the Company's stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Pro-forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1995: A risk free interest rate of 5.5%; a dividend yield of 0.0%; a volatility factor of the expected market price of the Company's common stock of 71%; and a weighted average expected life of the options of 2 years. The conditional options granted in 1996 are not susceptible of fair value measurement due to the impossibility of qualifying their likelihood of being exercised; accordingly they are not considered to be stock options giving rise to compensation expense as defined by the Statement.

     The  Black-Scholes  option  valuation  model  was  developed  for   use  in
     estimating  the  fair  value  of  traded  options  which  have  no  vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. However, if compensation cost had been determined on the basis of the Statement for the options issued in 1995, net income and earnings per share (both primary and fully diluted) would have changed as follows:
                                        As Reported         Pro-Forma
                                        -----------         ---------
          Net income (loss)             $   28,388          $ (112,284)
                                        ===========         ==========
          Earnings (loss) per share     $     0.01          $    (0.03)
                                        ==========          ==========

     HEALTHPLEX, INC. & SUBSIDIARIES
     -------------------------------
     NOTES TO FINANCIAL STATEMENTS
     -----------------------------


     NOTE 9: STOCK OPTIONS - CONTINUED
     ---------------------------------

     A summary of option activity and related information for the years ended December 31, 1996 and 1995 is as follows:


                                                1996
                                    ---------------------------

                                    Qualifying         Weighted
                                     and Non-          Average
                                    Qualifying         Exercise
                                     Options             Price
                                    ----------         --------
      Outstanding and
       exercisable,
       beginning of year              421,318          $1.07538

      Canceled during year (1)

      Granted during year (2)         500,000           1.68490

      Exercised during year                 0
                                     --------          --------

      Outstanding, end of year        921,318          $1.40617
                                     ========          ========

      Exercisable, end of year        421,318          $1.07538
                                      =======          ========

      Weighted average
       fair value of
       options granted
       during the year:

       Exercise price
        equals market price at
        date of grant                                    N/A (2)

       Exercise price
        exceeds market price at
        date of grant                                    N/A (2)

      All options granted
       during the year                                   N/A (2)



                                                 1995
                                     ---------------------------
                                     Qualifying        Weighted
                                      and Non-          Average
                                     Qualifying         Exercise
                                       Options           Price
                                     ----------        --------

      Outstanding and
       exercisable,
       beginning of year                421,318        $1.53041


      Canceled during year (1)         (380,500)        1.63005

      Granted during year (2)           380,500         1.12601

      Exercised during year                   0               0
                                        -------        --------

      Outstanding, end of year          421,318        $1.07538
                                        =======        ========

      Exercisable, end of year          421,318        $1.07538
                                        =======        ========

      Weighted average
       fair value of
       options granted
       during the year:

       Exercise price
        equals market price at                          $  0.44
        date of grant                                   =======

       Exercise price
        exceeds market price at                         $  0.41
        date of grant                                   =======

      All options granted
       during the year                                  $  0.43
                                                        =======

     (1) These 380,500 options were canceled on November 28, 1995 and immediately reissued at the lower exercise price.
     (2) The 500,000 options granted on June 11, 1996 are only exercisable in the event of a sale or merger of the Company to or with an unaffiliated party. Their fair value is accordingly not susceptible of measurement and they are not considered compensatory.

     HEALTHPLEX, INC. & SUBSIDIARIES
     -------------------------------
     NOTES TO FINANCIAL STATEMENTS
     -----------------------------

     NOTE 9: STOCK OPTIONS - CONTINUED
     ---------------------------------

     The  weighted  average  remaining  life  and  exercise  price   of  options
     outstanding at the end of 1996 is as follows:

                                                      Weighted Average
                                                    --------------------
                                   Number
                                   of Options       Remaining   Exercise
                                   Outstanding        Life       Price
                                   -----------      ---------   --------
      Options granted prior         40,818           5.5 yrs    $0.60156
       to 1995

      Options granted in 1995      380,500           8.2 yrs     1.12601
                                   -------
      All options granted prior
       to 1996, all of which are
       exercisable                 421,318           7.9 yrs     1.07538

      Options granted in 1996,
       none of which are
       exercisable                 500,000           7.5 yrs     1.68490
                                   -------

      All options outstanding      921,318           7.7 yrs     1.40617
                                   =======


     NOTE 10: DENTCARE DELIVERY SYSTEMS, INC.
     ----------------------------------------

     During the years 1990 through 1992, the Company loaned to Dentcare a total of $673,138 repayable with interest at 10% per year. In February 1994, in connection with a regular periodic audit of Dentcare by the New York State Insurance Department, Dentcare was required to seek reimbursement of certain expenses paid by Dentcare to the Company during 1985 and 1986, and which had subsequently been incorporated as part of the loan between the Company and Dentcare. The Insurance Department agreed that this reimbursement would be met by a reduction of the loan. On February 23, 1994, the Company and Dentcare agreed to this reimbursement. As a result of such reimbursement totaling $157,318, the loan was adjusted to $515,820. Subsequent audits for the years 1987 through 1992 were completed with no reimbursements requested. An audit for the years 1993 through 1996 has been scheduled for 1997.

     Payment of principal and/or interest on the loan is subject to the approval of the Superintendent of Insurance of the State of New York and the availability of excess funds. Due to the uncertainty as to Insurance Department approval of payment of the interest, the Company has elected to defer the recognition of all interest income on the loan since inception. The amount of interest not recognized was $51,582 for each of 1996 and 1995 and the cumulative balance thereof at December 31, 1996 is $314,817. The Company will account for any interest payments as interest income when designated interest payments are received from Dentcare. Notwithstanding the uncertainty of future interest payments subject to regulatory approval, the Company, based on its assessment of Dentcare's financial condition, believes that the principal balance of the loan will ultimately be repaid; accordingly no provision for impairment thereon has been made. When repayments designated as principal are received, they will be so recorded.

     Service fee income from this affiliate amounts to $2,438,342 and $2,253,903 in 1996 and 1995, respectively.

     HEALTHPLEX, INC. & SUBSIDIARIES
     -------------------------------
     NOTES TO FINANCIAL STATEMENTS
     -----------------------------


     NOTE 11: RESTATEMENT
     --------------------

     The Company has restated its 1995 financial statements including the opening balance of retained earnings for such year to correct the reporting of deferred rent expense and income tax expense.

     In previously issued financial statements, the Company reported its annual rent expense as the cash amount actually due for such year, rather than on the straight-line method required by Statement of Financial Accounting Standards No. 13, "Accounting for Leases". (See Note 2). The effect of such adjustment is an increase in rent expense of $26,152 applicable to fiscal 1995 and $74,273 applicable to prior years.

     The Company has also restated the component amounts of current and deferred income taxes for fiscal 1995 and prior years. The effect of a disclosed overaccrual for 1994 previously reflected as a reduction of the 1995 current provision has been eliminated. The Company has also adjusted for the effect on deferred taxes of the change in reported rent expense. Lastly, the Company has corrected the effective income tax rate applied to applicable temporary differences. The effect on the financial statements of the above corrections and changes and the resulting decrease in net income are as follows:

                                   Fiscal                Prior
                                    1995                 Years
                                 ----------           ----------

      Rent expense               $   26,152           $   74,273
                                 ----------           ----------
      Income taxes:
       Current:
        Federal                      23,781              (32,955)
        State                         2,913                    0
                                 ----------           ----------
      Total current                  26,694              (32,955)
                                 ----------           ----------
       Deferred:
        Federal                      (6,616)              17,275
        State                        (3,692)              18,944
                                 ----------           ----------
      Total deferred                (10,308)              36,219
                                 ----------           ----------
      Total income taxes             16,386                3,264
                                 ----------            ---------

      Net income                 $  (42,538)          $  (77,537)
                                 ==========           ==========

     The above corrections applicable to fiscal 1995, which reduced net income to $28,388, are reflected in the accompanying restated balance sheet and income statements for 1995. The cumulative effect of $77,537 applicable to all prior years is reported as an adjustment to the opening balance of retained earnings at the beginning of fiscal 1995 on the statement of stockholders' equity. The 1995 statement of cash flows has been restated as if all applicable adjustments were made to the December 31, 1994 balance sheet.

     HEALTHPLEX, INC. & SUBSIDIARIES
     -------------------------------
     NOTES TO FINANCIAL STATEMENTS
     -----------------------------


     NOTE 12:  FAIR VALUE OF FINANCIAL INSTRUMENTS
     ---------------------------------------------

     Estimated fair values of the Company's financial instruments are as follows at December 31:
                                        1996                     1995
                                        ----                     ----
                               Carrying       Fair       Carrying       Fair
                                Amount       Value        Amount       Value
                               ---------     -----       --------      -----

      Cash and short-term
       investment          $1,225,395   $1,225,395     $1,132,498   $1,132,498

      Long-term investments   633,936      633,936        758,243      758,243

      Loan Receivable,
       Dentcare Delivery
       Systems, Inc.          515,820      515,820        515,820      515,820

      Capitalized lease
       obligations            374,241      374,241        300,495      300,495

     The fair value of financial instruments classified as current assets or liabilities approximate carrying value due to the short-term maturity of the investment. For long-term investments, fair values are estimated based on quoted market prices. The fair value of capitalized lease obligations is based on the current rates at which the Company could borrow funds with similar remaining maturities.

     ITEM 8.   CHANGES IN  AND DISAGREEMENTS WITH ACCOUNTANTS  ON ACCOUNTING AND
               -----------------------------------------------------------------
               FINANCIAL DISCLOSURE.
               --------------------

               None.


                                       PART III

     ITEM 9.   DIRECTORS,  EXECUTIVE OFFICERS,  PROMOTERS  AND CONTROL  PERSONS;
               -----------------------------------------------------------------
               SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.
               -------------------------------------------------------

          Each of the Directors serves from the date of his election until the next annual meeting of stockholders and until his successor is elected and qualified. Officers serve at the discretion of the Board of Directors.

          Information concerning the executive officers and directors of the Company are set forth below:

          Name                Age  Office Held
          ----                ---  -----------

          Stephen J. Cuchel   58   Chairman of the Board,
                                   Co-Chief Executive Officer
                                   and a Director

          Martin Kane         57   President, Co-Chief Executive
                                   Officer and a Director

          Bruce H. Safran     47   Vice President, Secretary and a
                                   Director

          George Kane         53   Vice President, Treasurer
                                   and a Director

          Philip J. Rizzuto   53   Vice President, Management
                                   Information Systems and
                                   a Director

          Douglas L. King     55   a Director

          John Forte          54   Vice President and Chief
                                   Financial Officer

        Dr. Stephen J. Cuchel has been Chairman of the Board, Co-Chief Executive
        ---------------------
     Officer and a Director of the Company for more than the past five years. He is a Director of IHS, President of the American Dental Research Foundation, a partner in a group dental practice with Drs. George Kane and Martin Kane, Assistant Professor at New York University Medical Center and a lecturer at C.W. Post Long Island University. He is a member of the 9th Dental Society, North Eastern Conference of Health, Welfare and Pension Plans. He is also a member of the Board of Directors of the Health Services Administration, Nassau and Suffolk counties. Dr. Cuchel received a B.S. from Union College in 1960 and a D.D.S. from New York University College of Dentistry in 1964. He has also completed post-graduate training at New York Institute of Clinical Oral Pathology, and a residency at Long Island College Hospital in Anesthesiology and Dentistry for Handicapped Children.

        Dr. Martin Kane has been President, Co-Chief Executive Officer and a
        ---------------
     Director of the Company for more than the past five years. He is also a Director of IHS. He, with Drs. George Kane and Stephen Cuchel, operate a group dental practice from four private offices in New York City and environs. Between 1964 and 1976 he and Dr. Cuchel established various dental offices in the New York metropolitan area. Dr. Kane received a B.S. from City College of New York in 1960 and a D.D.S. from New York University College of Dentistry in 1964. He is a member of the American Dental Association, SED Professional Fraternity for Continuing Education, Conference of Oral Medicine, North Eastern Conference of Health, Welfare and Pension Funds and is dental care adviser to Local 1125 Retail Menswear Union.

        Dr. Bruce H. Safran has been a Secretary, Vice President and a Director
        -------------------
     of the Company for more than the past five years. His duties include professional relations and the marketing of image services. He is also President and a Director of IHS (having served since 1981). Dr. Safran is licensed to practice dentistry in New York and New Jersey, was a solo practitioner between 1974 and 1982 and occasionally serves as a dental consultant to private dental offices. Dr. Safran attended Ohio State University between 1967 and 1970, received a D.D.S. in 1974 from the University of Maryland and an M.B.A. in 1989 from the University of New Haven. He is a member of the American, New York State and Nassau County Dental Societies, as well as the National Association of Dental Plans, the Self-Insurance Institute of America, the Association of Managed Health Care Organizations and the American Health Information Management Association.

        Dr. George Kane has been a Vice President and a Director of the Company
        ---------------
     since July 1984, and has been Treasurer of the Company since February 1988. He is a Director and Vice President of IHS. Together with his brother, Martin Kane, and Stephen J. Cuchel, Dr. Kane operates a group dental practice from four offices in New York City and environs. He is a member of the American Dental Association, SED Professional Fraternity for Continuing Education, Academy of General Dentistry, American Endodontic Society, American Society of Preventive Dentistry and Yonkers New York Chamber of Commerce. He received his B.A. from The State University, Rutgers, New Jersey in 1965 and a D.D.S. from New York University College of Dentistry in 1969.

        Philip J. Rizzuto has been a Director of the Company and Vice President
        -----------------
     of Management Information Systems since March 1990. He was a Director, Chief Executive Officer, Secretary and Treasurer of the Healthplex Computer Group from December 1987 until July 31, 1993. His duties include providing technical support services for in-house computer and imaging systems and providing market support for all products. Prior thereto, and at various times since 1982, he was a self-employed consultant to the Company and to other companies. From August 1982 through 1986, Mr. Rizzuto was a Director and Vice President of Management Information Systems for AGS International, Ltd., a privately-held concern. From 1981 to August 1982, Mr. Rizzuto was a Senior Director of Information Systems for the New York City Transit Authority. Mr. Rizzuto received his B.S., Cum Laude, in Computer Technology in 1975 from New York Institute of Technology.

        Douglas L. King has been a Director of the Company for more than the
        ---------------
     past five years. Mr. King has also been President and Chief Executive Officer of Smyth, Sanford and Gerard Reinsurance Intermediaries, Inc. and a director of United States Surgical Corporation for more than the past five years. He is also President and Chief Executive Officer of C.C. King & Co., Inc. Mr. King received his B.A. in 1963 from Stanford University, his J.D. from Stanford University in 1966 and a Masters of Philosophy from the University of London in 1968. He is a member of the Association of the Bar of the State of California.

        John Forte has been with the Company for more than the past five years
        ----------
     and is a Vice President and Chief Financial Officer of the Company. Since July 1991, Mr. Forte has served as a Vice President of the Company. Mr. Forte received his A.A.S. from Brooklyn College, New York in 1962 and his B.B.A. from the City College of New York in 1966. He is a Certified Public Accountant and has been a member of the New York State Society of Certified Public Accountants and A.I.C.P.A. since 1969. Mr. Forte also maintains a private accounting practice for his own clients and devotes approximately one day per week to such practice.

        Drs. Martin Kane and George Kane are brothers.

        Based on a review of the Forms 3 and 4, and any amendments thereto, filed during the year ended December 31, 1996 by those individuals required to file and furnish to the Company such reports and the written representation furnished to the Company by each such individual that he is not required to file a Form 5, the Company knows of no delinquent filing of, or failure to file, any such Form which was required to be filed during such year.

     ITEM 10.  EXECUTIVE COMPENSATION.
               ----------------------

          The Summary Compensation Table below sets forth the compensation for services paid or accrued for services in all capacities during the last three fiscal years by the Company and its subsidiaries to the two Co-Chief Executive Officers and the other most highly compensated executive officers whose annual compensation exceeded $100,000:

                                 SUMMARY COMPENSATION

                              Annual         Long Term
                           Compensation      Compensation
                           ------------      ------------

      Name and             Fiscal            Options/       All other
      Principal Position   Year    Salary    SARs (No.)     Compensation 1/
      ------------------   ------  ------    ----------     -------------
      Stephen J. Cuchel,
        Chairman of the    1996    $183,121  100,000 2/      $13,171
        Board              1995    $158,445   65,000 3/      $12,000
        Co-Chief           1994    $140,861   65,000         $ 7,158
        Executive
        Officer and a
        Director

      Martin Kane,
        President,         1996    $183,121  100,000 2/      $10,168
        Co-Chief           1995    $158,185   65,000 3/      $ 8,900
        Executive          1994    $140,861   65,000         $ 7,676
        Officer and a
        Director

      Bruce H. Safran,
        Vice President,    1996    $150,207  100,000 2/      $ 8,589
        Secretary and a    1995    $136,597   50,000 3/      $ 7,402
        Director           1994    $128,112   50,000         $ 8,820

      John F. Forte,
        Vice President,    1996    $128,640  150,000 2/      $ 6,316
        Chief Financial    1995    $103,290   25,000 3/      $ 6,468
        Officer            1994    $ 98,600   25,000         $ 5,768

      Philip J. Rizutto,   1996    $106,014     ----         $ 4,802
        Vice President     1995    $ 99,999   25,000 3/      $ 5,244
        and a              1994    $ 99,999   25,000         $ 5,244
        Director


     ---------------------
           1 Consists of (i) matching contributions to the Retirement Savings Plan of the Company for the years 1996, 1995 and 1994 for each of Drs. Cuchel ($1,171, $1,627, $1,701), Martin Kane ($1,268, $1,646, $1,701),
     Safran  ($1,187,  $1,323,  $1,418) and  Philip  J.  Rizutto ($808,  $1,250,
     $1,250), and (ii) insurance premiums paid by the Company for the years 1996, 1995 and 1994 for each of Drs. Cuchel ($12,000, $12,000, $5,457),
     Martin Kane ($8,900, $8,900, $5,975), Safran ($7,402, $7,402, $7,402), John
     Forte  ($6,316  $6,468, $5,768)  and  Philip  J. Rizutto  ($3,994,  $3,994,
     $3,994) on life insurance policies payable to beneficiaries respectively designated by each insured.

           2  These options were granted to the named executive in 1996.

           3 These options were issued in 1995 in replacement of a like number of options granted to the named executive in 1994.

          During 1996, the Company paid a director's fee of $12,000 to Mr. Douglas King and $25,000 to Dr. George Kane for services as a director and officer of the Company.


                   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                          / OPTION VALUES AT FISCAL YEAR END
                         -----------------------------------

              During 1996, neither the co-Chief Executive Officers of the Company nor any of the most highly compensated executive officers whose annual compensation exceeded $100,000 exercised options to purchase Common Stock of the Corporation.

              The following table presents information regarding the number of options to purchase the Company's Common Stock granted by the Company to the named executive officers during the year ended December 31, 1996, the percentage of each named executive officer's share of all such options granted to all employees of the Company, the exercise price of each such executive officer's options, and the expiration date of each such executive officer's options.

                                      OPTION GRANTS IN LAST FISCAL YEAR
                                             (Individual Grants)
                                      ---------------------------------

                    No. of           Percent of
                    Securities       Total
                    Underlying       Options Granted  Exercise or
                    Options Granted  to Employees in  Base price   Expiration
       Name         (#)              Fiscal Year      ($/Sh)1 1/   Date
       ----         ---------------  ---------------  -----------  ----------

      Stephen J.
        Cuchel          100,000          20.00          1.7821       June 10,
                                                                     2001

      Martin Kane       100,000          20.00          1.7821       June 10,
                                                                     2001

      Bruce H.
        Safran          100,000          20.00          1.6201       June 10,
                                                                     2006

      John Forte        150,000          30.00          1.6201       June 10,
                                                                     2006

     ----------------------
          1 Consists of Incentive Stock Options which were granted to the named executive officers on June 11, 1996. The options may only be exercised upon (i) a Change of Control of the Company, (ii) the sale of all or substantially all of the assets of the Company to an entity which is not an Affiliate (as defined under Rule 12b-2 of the General Rules and Regulations promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) of the Company, or (iii) the merger or consolidation of the Company with or into an entity which is not an Affiliate of the Company whereupon the Company is not the surviving entity. A "Change of Control of the Company" shall be deemed to have occurred if any person (including any individual, firm, partnership or other entity) together with all Affiliates and Associates (as defined in Rule 12b-2 promulgated under the Exchange Act) of such person, but excluding (i) a trustee or other fiduciary holding securities under an employee benefit plan of the Company or any subsidiary of the Company, (ii) an entity owned, directly or indirectly, by the stockholders of the Company in substantially the same proportions as their ownership of the Company, (iii) the Company or any subsidiary of the Company, or (iv) a person who, as of the date hereof, is a 10% Owner of the Company (as defined above), is or becomes the Beneficial Owner (as defined in Rule 13d-3 promulgated under the Exchange
     Act), directly or indirectly, of securities of the Company representing 50% or more of the combined voting power of the Company's then outstanding common stock. In the case of Drs. Cuchel and M. Kane, the options are exercisable for a period of five years from the date of grant and were granted at 110% of the Formula Price. The options granted to Dr. Safran and Mr. Forte are exercisable for a period of ten years and were granted at the Formula Price. The "Formula Price" is equal to the average of the mean of the closing bid and asked prices for the Company's Common Stock on the National Association of Securities Dealers Automatic Quotation System during the 20 trading days preceding the date of grant, eliminating from such calculation the two high and two low bid and asked prices.

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
              --------------------------------------------------------------

              The following table sets forth the number and percentage of shares of the Company's Common Stock, par value $.001 per share, held by each director, by each executive officer named in the compensation tables of Item 10, by each person known by the Company to own in excess of five percent of the Company's Common Stock and by all directors and officers as a group as of April 10, 1997.


      Name and address of          Shares              Percent
      Beneficial owner             Beneficially Owned  of Class
      -------------------          ------------------  --------

      Stephen J. Cuchel (1)          519,918           14.27
      Nassau Corporate Center I
      60 Charles Lindbergh Blvd.
      Uniondale, NY  11553

      Martin Kane (2)                499,400           13.67
      Nassau Corporate Center I
      60 Charles Lindbergh Blvd.
      Uniondale, NY  11553

      Bruce H. Safran (3)            342,200            9.40
      Nassau Corporate Center I
      60 Charles Lindbergh Blvd.
      Uniondale, NY  11553

      George Kane (4)                477,000           13.15
      73 Gin Lane
      Southampton, NY  11968

      Douglas L. King (5)             23,000            0.63
      535 Center Island Road
      Oyster Bay, NY  11771

      Philip J. Rizzuto (6)          132,818            3.64
      Nassau Corporate Center I
      60 Charles Lindbergh Blvd.
      Uniondale, NY  11553

      All Directors and            2,019,336           51.65
      Officers as a group
      (seven persons)(7)


     ----------------------

     (1) Includes 10,000 shares held in custody for certain members of Dr. Cuchel's family; 65,000 shares which Dr. Cuchel may acquire upon exercise of an Incentive Stock Option which is exercisable at a price of $1.1979 per share. Does not include a conditional option, exercisable at a price of $1.7821 per share, to acquire 100,000 shares of common stock which was granted to Dr. Cuchel on June 11, 1996. See Item 10. Executive Compensation.

     (2) Includes 65,000 shares which Dr. Martin Kane may acquire upon exercise of an Incentive Stock Option which is exercisable at a price of $1.1979 per share. Does not include a conditional option, which is exercisable at a price of $1.7821 per share, to acquire 100,000 shares of Common Stock which was granted to Dr. Martin Kane on June 11, 1996. See
     Item 10. Executive Compensation. George Kane and Martin Kane are brothers. Each disclaims any voting or investment power over the shares of Common Stock owned by the other.

     (3) Includes 50,000 shares which Dr. Safran may acquire upon exercise of an Incentive Stock Option which is exercisable at a price of $1.089 per share. Does not include a conditional option, exercisable at a price of $1.6201 per share, to acquire 100,000 shares of Common Stock which was
     granted  to  Dr.  Safran  on  June  11,  1996.    See  Item  10.  Executive
     Compensation.

     (4) Includes 45,000 shares which Dr. George Kane may acquire upon exercise of an Incentive Stock Option which is exercisable at a price of $1.1979 per share. George Kane and Martin Kane are brothers. Each disclaims any voting or investment power over the shares of Common Stock owned by the other.

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

     (7)   Includes the shares and options referred to  in Footnotes (1) through
     (6) and 25,000 shares issuable to Mr. Forte upon exercise of an Incentive Stock Option which is exercisable at a price of $1.089 per share. Does not include conditional options to acquire 300,000 share of Common Stock referred to in Footnotes (1), (2) and (3) above or a conditional option, exercisable at a price of $1.6201 per share, to acquire 150,000 shares of Common Stock which was granted to an officer (Mr. Forte) on June 11, 1996. See Item 10. Executive Compensation.


     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
               ----------------------------------------------

               During the year ended December 31, 1996, the Company derived revenues from Dentcare of $2,438,342.

               Drs. Martin Kane, Stephen J. Cuchel, Bruce H. Safran and George Kane are directors of IHS and Drs. Bruce H. Safran and George Kane are also officers of IHS.

               In July 1996, each of Drs. Stephen J. Cuchel and Martin Kane borrowed the amount of $50,000 from the Company. Each loan is evidenced by a promissory note payable by the borrower to the Company in 35 equal, consecutive, monthly installments commencing in August 1996, with a final payment due in July 1999, and bears interest at a rate per annum equal to the current prime rate of interest plus two percent.

               A loan  in  the  principal  amount  of  $515,820  is  payable  by
     Dentcare to the Company. See Item 6. (Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources) and Note 9 to the Consolidated Financial Statements.

     ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.
               --------------------------------------

     Financial Statements
     --------------------

               The following financial statements are included in PART

     II, Item 7.

               Independent Auditor's Report

               Consolidated Balance Sheets - December 31, 1996 and December 31, 1995

               Consolidated  Statements   of  Operations  for  the  Years  Ended
               December 31, 1996 and 1995

               Consolidated Statement of Stockholders' Equity for the Years Ended December 31, 1996 and 1995

               Consolidated Statements of Cash Flows for the Years Ended December 31, 1996 and 1995

               Notes to the Consolidated Financial Statements

     Exhibits
     --------

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

     10.17 Non-Qualified Stock Option Agreement dated as of November 28, 1995 between the Company and Paul Osher, incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995, Commission File No. 0-14236.

     10.18 Promissory Note in the amount of $50,000 dated July 2, 1996, executed by Martin Kane in favor of the Company.

     10.19 Promissory Note in the amount of $50,000 dated July 2, 1996, executed by Stephen J. Cuchel in favor of the Company.

     10.20 Form of Conditional Stock Option Agreement granted to Drs. Stephen Cuchel, Martin Kane and Bruce H. Safran and Mr. John Forte on
           June 11, 1996.

     21.1  Subsidiaries of the Company.

     23.1 Consent of Independent Public Accountants relating to the Company's Registration Statement on Form S-8, Commission File No. 33-56758.

     27.1  Financial Data Schedule.

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

     Reports on Form 8-K
     -------------------

           No report on Form 8-K was filed during the fiscal quarter ended December 31, 1996.

                                      SIGNATURES

       In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HEALTHPLEX, INC.

                                       By:  /s/ Martin Kane
                                          --------------------------
                                          Martin Kane, President
     Date:  April 14, 1997

       In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            Signature                  Title                Date
            ---------                  -----                ----

      /s/ Stephen J. Cuchel   Chairman of the Board   April 14, 1997
      ---------------------   of Directors, Co-Chief
          Stephen J. Cuchel   Executive Officer and a
                              Director (Co-Principal
                              Executive Officer)


      /s/ Martin Kane         President, Co-Chief     April 14, 1997
      ---------------------   Executive Officer and a
          Martin Kane         Director (Co-Principal
                              Executive Officer)


      /s/ Bruce H. Safran     Vice President,         April 14, 1997
      ---------------------   Secretary and a
          Bruce H. Safran     Director


      /s/ George Kane         Vice President,         April 14, 1997
      ---------------------   Treasurer and a
          George Kane         Director


      /s/ Douglas L. King     a Director              April 14, 1997
      ---------------------
          Douglas L. King


      /s/ Philip J. Rizzuto   Vice President and a    April 14, 1997
      ---------------------   Director
          Philip J. Rizzuto


      /s/ John Forte          Vice President and      April 14, 1997
      ---------------------   Chief Financial Officer
          John Forte

                                  INDEX TO EXHIBITS
                                  -----------------



      Exhibit Number                 Description
      -------------                  -----------

      10.18                     Promissory Note
                                payable by Martin Kane
                                to the Company in the
                                original principal
                                amount of $50,000

      10.19                     Promissory Note
                                payable by Stephen J.
                                Cuchel to the Company
                                in the original
                                principal amount of
                                $50,000

      10.20                     Form of Stock Option
                                Agreement granted to
                                Drs. Stephen Cuchel,
                                Martin Kane and Bruce
                                H. Safran and Mr. John
                                Forte on June 11, 1996.

      21.1                      Subsidiaries of the
                                Company

      23.1                      Consent of Independent
                                Public Accountants

      27.1                      Financial Data Schedule