Form 10QSB
period 1997-03-31
HEALTHPLEX INC
filed 1997-05-20
CIK 770506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB




(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended: March 31, 1997
                                     --------------

(  ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                   to
                                  -----------          -----------
Commission file number      0-14236
                            -------
                          Healthplex, Inc.
                        -------------------
  (Exact name of small business issuer as specified in its charter)


                          Delaware                        11-2714365
--------------------------------------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer
   incorporation or organization)           Identification No.)

         60 Charles Lindbergh Blvd., Uniondale, New York 11553
--------------------------------------------------------------------
                (Address of principal executive offices)

                           516-542-2200
               ---------------------------------------------
               Issuers telephone number, including area code


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

State the number of shares outstanding of each of the issuers classes of common equity, as of the latest practical date: 3,585,082 shares of common stock, par value $.001 per share, outstanding at March 31, 1997.

         Not applicable
         -----------------
(Former name, former address and former fiscal year, if changed since last report)

                             HEALTHPLEX, INC. & SUBSIDIARIES
                             -------------------------------




                                          INDEX
                                          -----



Part 1. Financial information                            Page

Consolidated balance sheets -                             2
March 31, 1997 unaudited and
December 31, 1996 audited.

Consolidated income statements                            3
three months ended March 31, 1997 and 1996 unaudited.

Consolidated statements of cash flows                     4
three months ended March 31, 1997 and 1996 unaudited.

Notes to consolidated financial  statements               5

Management's discussion and analysis of                   6
financial condition and results of operations.


HEALTHPLEX, INC. & SUBSIDIARIES
-------------------------------
CONSOLIDATED BALANCE SHEETS
-------------------------------
                                                  March 31,       December 31,
                                                   1997              1996
ASSETS                                          (Unaudited)         (Audited)
-----------                                  ----------------    --------------
Current assets:
-----------------
Cash and cash equivalents                    $        394,675  $       268,340
Investments - available for sale                      849,752          957,055
Accounts receivable                                   327,932          420,482
Notes receivable - current portion                     53,673           51,793
Other receivables                                      27,996           28,978
Prepaid expenses                                            0           10,655
                                             ----------------  ---------------
Total current assets                                1,654,028        1,737,303

Fixed assets, net of depreciation                   1,021,315        1,034,158
Notes receivable - less current portion                98,662          111,846
Investments - available for sale                      619,868          633,936
Security deposits                                      31,906           31,056
Goodwill, less accumulated amortization                14,559           14,897
Other assets                                           17,610           17,610
Loan to Dentcare Delivery Systems, Inc.               515,820          515,820
                                            ----------------- ----------------
                                              $     3,973,768   $    4,096,626
                                            ----------------- ----------------
                                            ----------------- ----------------
LIABILITIES AND STOCKHOLDERS'EQUITY
-----------------------------------
Current liabilities:
----------------------
Accounts payable                              $       402,612  $       411,437
Current portion of capitalized lease obligations      142,491          169,435
Accrued expenses and taxes                             84,147          105,038
Due to Dentcare Delivery Systems, Inc.                151,528          164,694
Income taxes payable                                   56,748          132,045
                                            ----------------- ----------------
Total current liabilities                             837,526          982,649

Capitalized lease obligations, less current portion   175,931          204,806
Deferred rent payable                                 119,211          117,369
Deferred income taxes payable                          75,062           75,062
                                            ----------------- ----------------
Total liabilities                                   1,207,730        1,379,886

Stockholders'equity:
Common stock $.001 par value, authorized
     20,000,000 shares; issued 3,586,682                3,587            3,587
                        in 1997 and 1996
     Paid-in capital                                1,971,328        1,971,328
Unrealized gain (loss) on investments-available       (73,027)         (40,236)
 for sale
Retained earnings                                     866,800          784,711
Less: Treasury stock, 1,600 shares                      2,650            2,650
                                            ----------------- ----------------

Total stockholders' equity                          2,766,038        2,716,740
                                            ----------------- ----------------
                                              $     3,973,768  $     4,096,626
                                            ----------------- ----------------
                                            ----------------- ----------------
See notes to financial statements which are an integral part hereof.

HEALTHPLEX, INC. & SUBSIDIARIES
-------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------
FOR THE THREE MONTHS ENDED MARCH 31,1997 AND 1996
-------------------------------------------------
(UNAUDITED)
-----------

                                                      1997              1996
Revenues                                    ----------------- -----------------
------------
Service fee income                                 $  646,520    $     621,247
Administrative service income                         877,137          656,315
                                            ----------------- ----------------
Total service fee income                            1,523,657        1,277,562

Premium income                                      1,771,423        1,743,207
Sales-computer services                                 1,923                0
                                            ----------------- ----------------
     Total revenues                                 3,297,003        3,020,769
                                            ----------------- ----------------
Cost of Revenues
----------------
Direct expenses - related to service fees             524,663          518,814
Dental expenses - related to premium income         1,510,729        1,435,630
Cost of sales-computer services                         4,989                0
                                            ----------------- ----------------
                                                    2,040,381        1,954,444
                                            ----------------- ----------------
Gross Margin on Revenues                            1,256,622        1,066,325
------------------------                    ----------------- ----------------
Selling, general and administrative expense         1,125,639        1,005,412
Interest expense                                       13,810           10,525
                                             ---------------- ----------------
                                                    1,139,449        1,015,937
                                             ----------------  ---------------
Income from operations                                117,173           50,388
Other income
      Interest income                                  27,739           20,424
      Dividend income                                   2,139            2,652
                                             ----------------  ---------------
Income before income taxes                            147,051           73,464

Provision for income taxes                             64,962           35,267
                                            ----------------- ----------------
Net income                                    $        82,089  $        38,197
                                            ----------------- ----------------
                                            ----------------- ----------------
Earnings per share                            $         0.022 $          0.011
                                            -----------------  ---------------
                                            -----------------  ---------------
Weighted average number of shares
of common stock outstanding                         3,716,508        3,586,682
                                            -----------------  ---------------
                                            -----------------  ---------------

See notes to financial statements which are an integral part hereof.


HEALTHPLEX, INC. & SUBSIDIARIES
-------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------
FOR THE THREE MONTHS ENDED MARCH 31,1997 AND 1996
-------------------------------------------------
(UNAUDITED)
-----------
                                                     1997            1996
                                              ----------------  --------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities:
Net income                                        $    82,089       $   38,197
Adjustments to reconcile net income to net cash
     provided by operating activities:
          Depreciation and amortization                53,645           48,608
          Deferred rent expense                         1,842
(Increase) decrease in:
          Accounts receivable                          92,550           (6,364)
          Other receivables                               982           14,286
          Prepaid expenses                             10,655           (9,124)
Increase (decrease) in:
          Accounts payable                             (8,825)          (3,572)
          Accrued expenses and taxes                  (20,891)         (23,963)
          Due to Dentcare Delivery Systems, Inc.      (13,166)         102,286
          Income taxes payable                        (75,297)           4,351
                                                --------------   --------------
Net cash provided by operating activities             123,584          164,705
                                                --------------   --------------
Cash flows from investing activities:
     Purchase of investments                                0         (114,177)
     Proceeds from sale of investments                 88,580                0
     Capital expenditures                             (40,462)         (26,594)
     Repayment of notes receivable                     11,304            4,136
     Increase in security deposits                       (850)               0
                                                --------------  ---------------
Net cash provided by (used in )investing activities    58,572         (136,635)
                                                --------------  ---------------
Cash flows from financing activities:
     Repayment of long-term debt                      (55,821)         (35,098)
                                                --------------  ---------------
Net cash used in financing activities:                (55,821)         (35,098)
                                                --------------  ---------------
Net increase (decrease) in cash                       126,335           (7,028)
Cash and cash equivalents at beginning of period      268,340          440,989
                                                --------------  ---------------
Cash and cash equivalents at end of period            394,675          433,961
                                                --------------  ---------------
                                                --------------  ---------------
Cash paid during the period For:
     Interest                                   $      13,810    $      10,525
                                                --------------  ---------------
                                                --------------  ---------------
     Income Taxes                               $     140,058    $      50,725
                                                --------------  ---------------
                                                --------------  ---------------

See notes to financial statements which are an integral part hereof.


                        HEALTHPLEX, INC. & SUBSIDIARIES
            -------------------------------------------------------
                         NOTES TO FINANCIAL STATEMENTS
            -------------------------------------------------------






NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-QSB and rule 10-01 of regulation S-X. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

For a summary of significant accounting policies, refer to Note 2 of Notes to Financial Statements included in the Company's Annual Report on Form I O-KSB for the year ended December 31, 1996.


                        HEALTHPLEX, INC. & SUBSIDIARIES
              ---------------------------------------------------
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
                     -----------------------------------
               FOR THE THREE MONTHS ENDED MARCH 31,1997 AND 1996
               -------------------------------------------------

Results of Operations
---------------------

Net income increased 114.9% to $82,089 during the first three months of 1997, as compared with $38,197 during the comparable period of 1996. Gross margins increased 17.9% or $190,297 to $1,256,622 during 1997 as compared to $1,066,325 in 1996. These increases resulted from the Company's concentration on and expansion of its administrative service business. Additionally, there was a decrease in gross margin from premium income of $46,883, resulting from increased claims utilization.

During the first three months of 1997 the Company recognized interest and dividend income of $29,878 as compared to $23,076 during 1996.


Liquidity and Capital Resources
-------------------------------

During the first three months of 1997 the Company had an increase in cash and cash equivalents of $126,335. Operating activities accounted for a $123,584 increase in cash. Offsetting this increase were expenditures by the Company during this period of $40,462 to purchase equipment and $55,821 to repay long-term debt. In addition, the Company increased cash and cash equivalents by reducing its investments by $88,580.


                        HEALTHPLEX, INC. & SUBSIDIARIES
                        -------------------------------
                          PART II - OTHER INFORMATION
                          ---------------------------

Item 1.     Legal Proceedings
-------     --------------------------
            Neither the Registrant nor its subsidiaries are a party, nor is any of their property subject, to material pending legal proceedings or material proceedings known to be contemplated by governmental authorities.

Item 2.     Changes in Securities
-------     -------------------------------
            None

Item 3.     Defaults Upon Senior Securities
-------     ---------------------------------------------
            None

Item 4.     Submission of Matters to a Vote of Security Holders
-------     ---------------------------------------------------------
            None

Item 5.     Other Information
-------     --------------------------
            None

Item 6.     Exhibits and Reports on Form 8-K
-------     -------------------------------------------------
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








                                                          Healthplex, Inc.
                                                  ------------------------
                                                           (Registrant)



     Date                                      By
          ------------------                      ------------------------
                                                            Martin Kane
                                                              President

     Date                                      By
          ------------------                      ------------------------
                                                             John Forte
                                                  Chief Financial Officer