Form 10QSB
period 1997-06-30
HEALTHPLEX INC
filed 1997-08-13
CIK 770506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-QSB


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:         June 30, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the transition period from ___________________ to ________________

Commission file number  0-14236

Healthplex, Inc.
______________________________________________________________________
(Exact name of small business issuer as specified in its charter)


Delaware                                 11-2714365
______________________________________________________________________

(State or other jurisdiction of         (I.R.S. Employer
 incorporation or organization)         Identification No.)


60 Charles Lindbergh Blvd., Uniondale, New York  11553
______________________________________________________________________
(Address of principal executive offices)


516-542-2200
______________________________________________________________________
Issuer's telephone number, including area code


Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
   -----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 3,585,082 shares of common stock, par value $.001 per share, outstanding at June 30, 1997.

Not applicable
______________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

                        HEALTHPLEX, INC. & SUBSIDIARIES
                        -------------------------------





                                     INDEX
                                     -----



Part I. Financial information                                          Page

            Consolidated balance sheets -                                 2
            June 30, 1997 unaudited and
            December 31, 1996 audited.


            Consolidated income statements -                              3
            six months ended June 30, 1997 and 1996
            unaudited and three months ended June 30, 1997 and 1996 unaudited.

            Consolidated statements of cash flows                         4
            six months ended June 30, 1997 and 1996
            unaudited.

            Notes to consolidated financial statements                    5


            Management's discussion and analysis of                       6
            financial condition and results of operations.

HEALTHPLEX, INC. & SUBSIDIARIES
-------------------------------
CONSOLIDATED BALANCE SHEETS
---------------------------

                                               June 30,        December 31,
                                                 1997              1996
                                             (Unaudited)        (Audited)
                                             -----------       ------------

ASSETS
Current assets:
--------------
Cash and cash equivalents                      $   475,357     $   268,340
Investments-available for sale                     912,910         957,055
Accounts receivable                                451,316         420,482
Notes receivable-current portion                    52,549          51,793
Other receivables                                   39,258          28,978
Prepaid expenses                                    24,458          10,655
                                               -----------     -----------
      Total current assets                       1,955,848       1,737,303

Fixed assets, net of depreciation                  993,593       1,034,158
Investments-available for sale                     580,654         633,936
Notes receivable-less current portion               85,380         111,846
Security deposits                                   31,906          31,056
Goodwill, less accumulated amortization             14,200          14,897
Other assets                                        17,610          17,610
Loan to Dentcare Delivery Systems, Inc.            515,820         515,820
                                               -----------     -----------
                                               $ 4,195,031     $ 4,096,626
                                               ===========     ===========



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                               $   400,627     $   411,437
Current portion of capitalized lease               115,585         169,435
obligations
Accrued expenses and taxes                         206,314         105,038
Due to Dentcare Delivery Systems, Inc.             132,917         164,694
Income taxes payable                               123,031         132,045
                                               -----------     -----------
      Total current liabilities                    978,474         982,649

Capitalized lease obligations, less current        144,287         204,806
portion
Deferred rent payable                              121,053         117,369
Deferred income taxes payable                       75,062          75,062
                                               -----------     -----------
      Total liabilities                          1,318,876       1,379,886

Stockholders' equity:
Common stock $.001 par value,                        3,587           3,587
authorized 20,000,000 shares;
issued 3,586,682 in 1997 and 1996
Paid-in capital                                  1,971,328       1,971,328
Unrealized (loss) on investments-available
for sale                                           (49,083)        (40,236)
Retained earnings                                  952,973         784,711
Less:  Treasury stock, 1,600 shares                  2,650           2,650
                                               -----------     -----------
Total stockholders' equity                       2,876,155       2,716,740
                                               -----------     -----------

                                               $ 4,195,031     $ 4,096,626
                                               ===========     ===========


See notes to financial statements which are an integral part hereof.

HEALTHPLEX, INC. & SUBSIDIARIES
-------------------------------
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------
(UNAUDITED)
-----------
                            For the Six Months Ended  For the Three Months Ended
                                June 30     June 30,      June 30,     June 30,
                                 1997         1996         1997         1996
                              ----------   ----------   ----------   ----------

Revenues                      $1,337,676   $1,211,527   $  691,156   $  590,280
--------
Administrative service         1,769,999    1,398,338      892,862      742,023
  income                      ----------   ----------   ----------   ----------
Total service fee income       3,107,675    2,609,865    1,584,018    1,332,303

Premium income                 3,556,955    3,614,828    1,785,532    1,871,621
Sales-computer services            1,923        2,523            0        2,523
                              ----------   ----------   ----------   ----------
  Total revenues               6,666,553    6,227,216    3,369,550    3,206,447
                              ----------   ----------   ----------   ----------

Cost of Revenues
----------------
Direct expenses-related to
   service fees                1,139,613    1,048,385      614,950      529,571
Dental expenses-related to
   premium income              3,014,905    2,920,244    1,504,176    1,484,614
Cost of sales-computer
   services                        8,061        2,943        3,072        2,943
                              ----------   ----------   ----------   ----------
                               4,162,579    3,971,572    2,122,198    2,017,128
                              ----------   ----------   ----------   ----------
Cost Margin on Revenues        2,503,974    2,255,644    1,247,352    1,189,319
-----------------------       ----------   ----------   ----------   ----------

Selling, general and
   administrative expense      2,231,771    2,066,072    1,106,132    1,060,660
Interest expense                  28,518       21,521       14,708       10,996
                              ----------   ----------   ----------   ----------

                               2,260,289    2,087,593    1,120,840    1,071,656
                              ----------   ----------   ----------   ----------

Income from operations           243,685      168,051      126,512      117,663
Other income
Gain on sale of securities             0        4,601            0        4,601
  Interest income                 51,475       49,231       23,736       28,807
  Dividend income                  5,151        4,170        3,012        1,518
                              ----------   ----------   ----------   ----------
Income before income taxes       300,311      226,053      153,260      152,589

Provision for income taxes       132,049      109,298       67,087       74,031
                              ----------   ----------   ----------   ----------

Net income                    $  168,262   $  116,755   $   86,173   $   78,558
                              ==========   ==========   ==========   ==========

Earnings per share
  Basic                       $    0.047   $    0.033   $    0.024   $    0.022
                              ==========   ==========   ==========   ==========

  Fully diluted               $    0.045   $    0.032   $    0.023   $    0.022
                              ==========   ==========   ==========   ==========

Weighted average number of
shares of common stock
outstanding
  Basic                        3,585,082    3,586,682    3,585,082    3,586,682
                              ==========   ==========   ==========   ==========

  Fully diluted                3,716,508    3,627,500    3,716,508    3,627,500
                              ==========   ==========   ==========   ==========


See notes to financial statements which are an integral part hereof.

HEALTHPLEX, INC. & SUBSIDIARIES
-------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------
FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
-----------------------------------------------
(UNAUDITED)
-----------
                                                        June 30,      June 30,
                                                         1997           1996
                                                       ---------     ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS

Cash flows from operating activities:                  $ 168,262     $ 116,755
Net income
Adjustments to reconcile net income to net cash
provided by opererating activities:
  Depreciation and amortization                          108,633        98,435
  Deferred rent expense                                    3,684             0
  Deferred federal income tax payable                          0        (1,066)
(Increase) decrease in:
  Accounts receivable                                    (30,834)      (24,955)
  Other receivables                                      (10,280)        7,200
  Prepaid expenses                                       (13,803)      (11,259)
Increase (decrease) in:
  Accounts payable                                       (10,810)       (8,525)
  Accrued expenses and taxes                             101,276        15,699
  Due to Dentcare Delivery Systems, Inc.                 (31,777)      210,409
  Income taxes payable                                    (9,014)       55,505
                                                       ---------     ---------
Net cash provided by operating activities                275,337       458,198
                                                       ---------     ---------


Cash flows from investing activities:
  Purchase of investments                                      0      (279,961)
  Proceeds from sale of investments                       88,580       146,804
  Capital expenditures                                   (67,391)      (92,598)
  Repayment of notes receivable                           25,710         8,355
  Increase in security deposits                             (850)      (23,000)
                                                       ---------     ---------
Net cash provided by (used in) investing
activities                                                46,049      (240,400)
                                                       ---------     ---------

Cash flows from financing activities
  Purchase of treasury stock                                   0        (2,650)
  Repayment of long-term debt                           (114,369)      (70,196)
                                                       ---------     ---------
Net cash used in financing activities:                  (114,369)      (72,846)
                                                       ---------     ---------

Net increase (decrease) in cash                          207,017       144,952
Cash and cash equivalents at beginning of period         268,340       440,989
                                                       ---------     ---------
Cash and cash equivalents at end of period             $ 475,357     $ 585,941
                                                       =========     =========

Cash paid during the period For:
  Interest                                             $  28,518     $  21,521
                                                       =========     =========
  Income Taxes                                         $ 140,058     $  50,725
                                                       =========     =========
Schedule of Non-Cash Investing and Financing
  Transactions:
  Unrealized (loss) on investments-available
     for sale                                          $  (8,847)    $ (63,088)
                                                       =========     =========


See notes to financial statements which are an integral part hereof.

                         HEALTHPLEX, INC. & SUBSIDIARIES
                         -------------------------------
                          NOTES TO FINANCIAL STATEMENTS
                          -----------------------------



NOTE 1 - BASIS OF PRESENTATION
------------------------------

The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-QSB and rule 10-01 of regulation S-B. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

For a summary of significant accounting policies, refer to Note 2 of Notes to Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

                          HEALTHPLEX, INC. & SUBSIDIARIES

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                FOR THE THREE MONTHS ENDED JUNE 30, 1997 AND 1996




Results of Operations
---------------------

Net income increased 44.1% to $168,262 during the first six months of 1997, as compared with $116,755 during the comparable period of 1996. Gross margins increased 11.0% or $248,330 to $2,503,974 during 1997 as compared to $2,255,644 in 1996. These increases resulted from the Company's concentration on and expansion of its administrative service business. Additionally, there was a decrease in gross margin from premium income of $152,534, resulting from increasing claims utilization.

During the first six months of 1997 the Company recognized interest and dividend income of $56,626 as compared to $53,401 during 1996.


Liquidity and Capital Resources
-------------------------------

During the first six months of 1997 the Company had an increase in cash and cash equivalents of $207,017. Operating activities accounted for a $275,337 increase in cash. Offsetting this increase were expenditures by the Company during this period of $67,391 to purchase equipment and $114,369 to repay long-term debt. In addition, the Company increased cash and cash equivalents by reducing its investments by $88,580.

                         HEALTHPLEX, INC. & SUBSIDIARIES
                         -------------------------------

                            PART II OTHER INFORMATION
                            -------------------------


Item 1. Legal Proceedings
-------------------------

               Neither the Registrant nor its subsidiaries are a party, nor is any of their property subject, to material pending legal proceedings or material proceedings known to be contemplated by governmental authorities.


Item 2. Changes in Securities
-----------------------------

               None


Item 3. Defaults Upon Senior Securities
---------------------------------------

               None


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

               At the Annual Meeting of Stockholders, held on July 1, 1997, the approval of Libero & Kappel as independent auditors for the fiscal year ended December 31, 1997 was ratified. 3,209,761 votes were cast for, 20,700 votes were cast against and 9,750 votes abstained with respect to such proposal.


Item 5. Other Information
-------------------------

               None


Item 6. Exhibits and Reports on Form 8-K
----------------------------------------

                Exhibit          Description
                -------          -----------

                   27            Financial Data Schedule

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






                                               Healthplex, Inc.


                                               ------------------------------
                                                     Registrant


Date  August 13, 1997                          By  /s/ Martin Kane
      ---------------                             ---------------------------
                                                                  Martin Kane
                                                                    President

Date  August 13, 1997                          By  /s/ John Forte
      ---------------                             ---------------------------
                                                                   John Forte
                                                     Chief Accounting Officer

                                EXHIBIT INDEX


     Exhibit          Description
     -------          -----------

       27             Financial Data Schedule