Form 10QSB
period 1997-09-30
HEALTHPLEX INC
filed 1997-11-13
CIK 770506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                     FORM 10-QSB


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1997
                                               ------------------

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the transition period from             to
                                         -----------    --------------

          Commission file number  0-14236
                                  -------

          Healthplex, Inc.
          -----------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)


               Delaware                                11-2714365
          -----------------------------------------------------------------
          (State or other jurisdiction of           (I.R.S. Employer
           incorporation or organization)           Identification No.)


           60 Charles Lindbergh Blvd., Uniondale, New York  11553
          -----------------------------------------------------------------
          (Address of principal executive offices)


           516-542-2200
          -----------------------------------------------------------------
          Issuer's telephone number, including area code

          Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
          filing requirements for the past 90 days.  Yes X   No
                                                        ---    ---

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:
          3,590,082 shares of common stock, par value $.001 per share, outstanding at September 30, 1997.


          Not applicable
          ------------------------------------------------------------
          (Former name, former address and former fiscal year, if changed since last report)

                           HEALTHPLEX, INC. & SUBSIDIARIES
                           -------------------------------


                                        INDEX
                                        -----


          Part I.   Financial information                        Page

                         Consolidated balance sheets -             2
                         September 30, 1997 unaudited and
                         December 31, 1996 audited.

                         Consolidated income statements -          3
                         nine months ended September 30, 1997
                         and 1996 unaudited and three months
                         ended September 30, 1997 and 1996
                         unaudited.

                         Consolidated statements of cash flows     4
                         nine months ended September 30, 1997
                         and 1996 unaudited.

                         Notes to consolidated financial           5
                         statements

                         Management's discussion and analysis      6
                         of financial condition and results of
                         operations.

          HEALTHPLEX, INC. & SUBSIDIARIES
          -------------------------------
          CONSOLIDATED BALANCED SHEETS
          ----------------------------

                                             September 30,   December 31,
                                                  1997           1996
          ASSETS                              (Unaudited)      (Audited)
          ------                            -------------   -------------
          Current assets:
          ---------------
          Cash and cash equivalents          $   774,388     $   268,340
          Investments - available for sale       829,419         957,055
          Accounts receivable                    378,798         420,482
          Notes receivable - current portion      52,936          51,793
          Other receivables                       39,327          28,978

          Prepaid expenses                       222,421          10,655
                                             -----------     -----------
               Total current assets            2,097,289       1,737,303

          Fixed assets, net of depreciation      957,582       1,034,158
          Investments - available for sale       590,499         633,936
          Notes receivable - less current         71,999         111,846
           portion
          Security deposits                       70,406          31,056
          Goodwill, less accumulated              13,882          14,897
           amortization
          Other assets                            17,610          17,610
          Loan to Dentcare Delivery          $   515,820     $   515,820
            Systems, Inc.                    -----------     -----------
                                               4,335,087       4,096,626
                                             ===========     ===========


          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------
          Current liabilities:
          --------------------
          Accounts payable                   $   460,034        $411,437
          Current portion of capitalized         115,585         169,435
            lease obligations
          Accrued expenses and taxes              80,150         105,038
          Due to Dentcare Delivery Systems,      178,186         164,694
            Inc.
          Income taxes payable                   218,238         132,045
                                             -----------     -----------
               Total current liabilities       1,052,193         982,649

          Capitalized lease obligations,         115,391         204,806
            less current portion
          Deferred rent payable                  122,895         117,369
          Deferred income taxes payable           75,062          75,062
                                             -----------     -----------
               Total liabilities               1,365,541       1,379,886
                                             -----------     -----------

          Stockholders' equity:
          Common stock $.001 par value,
          authorized 20,000,000 shares;
          issued 3,951,682 in 1997 and
          3,587,582 in 1996                        3,592           3,587
          Paid-in capital                      1,976,769       1,971,328
          Unrealized (loss) on investments-      (23,582)        (40,236)
            available for sale
          Retained earnings                    1,015,417         784,711
          Less: Treasury stock, 1,600 shares       2,650           2,650
                                             -----------     -----------
               Total stockholders' equity      2,969,546       2,716,740
                                             -----------     -----------
                                             $ 4,335,087     $ 4,096,626
                                             ===========     ===========



      See notes to financial statements which are an integral part hereof.

   HEALTHPLEX, INC. & SUBSIDIARIES
   -------------------------------
   CONSOLIDATED STATEMENTS OF OPERATIONS
   -------------------------------------
   (UNAUDITED)
   -----------

                                For the Nine Months             For the Three Months
                                       Ended                             Ended
                            September 30,   September 30,    September 30,  September 30,
                               1997             1996            1997            1996
                            ------------     -----------      -----------    -----------
   Revenues
   --------
   Service fee income      $1,940,672       $1,872,877        $  602,996     $  661,350

   Administrative service   2,816,885        2,160,855         1,046,886        762,517
    income                 ----------       ----------        ----------     ----------

   Total service fee income 4,757,557        4,033,732         1,649,882      1,423,867


   Premium income           5,335,864        5,386,771         1,778,909      1,771,943

   Sales-computer services      6,948           25,976             5,025         23,453
                           ----------       ----------        ----------     ----------

      Total revenues       10,100,369        9,446,479         5,433,816      3,219,263
                           ----------       ----------        ----------     ----------

   Cost of Revenues
   ----------------

   Direct expenses -       1,709,668         1,593,341           570,055        544,956
   relaed to service fees

   Dental expenses -       4,528,073         4,426,010         1,513,168      1,505,766
   related to premium income

   Cost of sales - computer   12,827             4,754             4,766          1,811
   services                ---------        ----------        ----------     ----------

                           6,250,568         6,024,105         2,087,989      2,052,533
                           ---------        ----------        ----------     ----------

   Gross Margin on         3,849,801         3,422,374         1,345,827      1,166,730
   Revenues                ---------        ----------        ----------     ----------
   ---------------

   Selling, general and    3,418,482         3,116,711         1,186,711      1,050,639
   administrative expense

   Interest expense           34,709            31,479             6,191          9,958
                           ---------         ---------         ---------      ---------

                           3,453,191         3,148,190         1,192,902      1,060,597
                           ---------         ---------         ---------      ---------

   Income from operations    396,610           274,184           152,925        106,133

   Gain on sale of               854             4,601               854              0
   securities

   Interest income            73,312            71,642            21,837         22,411

   Dividend income             9,367            11,376             4,216          7,206
                           ---------         ---------         ---------      ---------

   Income before income      480,143           361,803           179,832        135,750
   taxes


   Provision for income      249,437           176,801           117,388         67,503
   taxes                   ---------         ---------         ---------      ---------


   Net income                230,706           185,002            62,444         68,247
                           =========         =========         =========      =========

   Earnings per share

        Basic                  0.064             0.051             0.017          0.019
                           =========         =========         =========      =========
        Fully diluted          0.062             0.049             0.017          0.017
                          ==========         =========         =========      =========

   Weighted average number
   of shares of common
   stock outstanding

        Basic             3,590,082          3,586,682         3,590,082      3,586,682

        Fully diluted     3,749,622          3,793,055         3,749,622      4,000,000
                         ==========         ==========        ==========     ==========


     See notes to financial statements which are an integral part hereof.

          HEALTHPLEX, INC. & SUBSIDIARIES
          -------------------------------
          CONSOLIDATED STATEMENTS OF CASH FLOWS
          -------------------------------------
          (UNAUDITED)
          -----------

                                               For the Nine Months Ended
                                               -------------------------

                                             September 30,   September 30,
                                                 1997            1996
                                             -------------   -------------

          INCREASE (DECREASE) IN CASH AND
          CASH EQUIVALENTS

          Cash flows from operating
            activities

          Net income                         $   230,706      $  185,002

          Adjustments to reconcile net
           income to net cash
           provided by operating activities

            Depreciation and amortization        163,399         149,205

            Deferred rent expense                  5,526               0

            Deferred federal income tax                0          (1,066)
              payable

          (Increase) decrease in:

            Accounts receivable                   41,684          10,422

            Other receivables                    (10,349)         13,562

            Prepaid expenses                     (11,766)         (3,400)

          Increase (decrease) in:

            Accounts payable                      48,597         (15,237)

            Accrued expenses and taxes           (24,888)         13,300

            Due to Dentcare Delivery              13,492         247,814
            Systems, Inc.

            Income taxes payable                  86,193          98,982
                                              ----------      ----------

          Net cash provided by operating         542,594         698,584
            activities                        ----------      ----------

          Cash flows from investing
            activities:

            Security deposits                    (39,350)        (19,027)

            Capital expenditures                 (85,808)       (112,277)

            Purchase of investments                    0        (279,961)

            Sale of investments                  187,727         146,804

            Reduction of notes receivable         38,704          18,659
                                              ----------      ----------

          Net cash provided by (used in)         101,273        (245,802)
            investing activities              ----------      ----------

          Cash flows from financing
            activities:

            Proceeds from issuance of              5,446               0
            capital stock

            Loans to officers                          0        (100,000)

            Purchase of treasury stock                 0          (2,650)

            Repayment of long-term debt         (143,265)       (105,293)
                                              ----------      ----------

          Net cash used in financing            (137,819)       (207,943)
            activities                        ----------      ----------

          Net increase (decrease) in cash        506,048         244,839
            and cash equivalents

          Cash and cash equivalents at           268,340         440,989
            beginning of period               ----------      ----------

          Cash and cash equivalents at end    $  774,388      $  685,828
            of period                         ----------      ==========

          Cash Paid During the Period For:

            Interest                          $   34,709      $   31,479
                                              ==========      ==========

            Income taxes                      $  162,351      $   94,202
                                              ==========      ==========
          Schedule of Non-Cash Investing and
            Financing Transactions:

            Unrealized gain (loss) on         $  (23,582)     $   73,059
              investments - available         ==========      ==========
              for sale


     See notes to financial statements which are an integral part hereof.

                           HEALTHPLEX, INC. & SUBSIDIARIES
                           -------------------------------
                            NOTES TO FINANCIAL STATEMENTS
                            -----------------------------

          NOTE 1 - BASIS OF PRESENTATION
          ------------------------------

          The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals)
          considered necessary for fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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

                           HEALTHPLEX, INC. & SUBSIDIARIES
                           -------------------------------

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS
                         -----------------------------------

                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                -----------------------------------------------------

          Results of Operations
          ---------------------

          Net income increased 24.7% to $230,706 during the first nine months of 1997, as compared with $185,002 during the comparable period of 1996. Gross margins increased 12.5% or $427,427 to $3,849,801 during 1997 as compared to $3,422,374 in 1996. These increases resulted from the Company's concentration on and expansion of its administrative service business. Additionally, there was a decrease in gross margin from premium income of $152,970 resulting from increasing claims utilization.

          During the first nine months of 1997, the Company recognized interest and dividend income of $82,679 as compared to $83,018 during 1996.

          Liquidity and Capital Resources
          -------------------------------

          During the first nine months of 1997, the Company had an increase in cash and cash equivalents of $506,048. Operating activities accounted for a $542,594 increase in cash. Offsetting this increase were expenditures by the Company during this period of $85,808 to purchase equipment and $143,265 to repay long-term debt. In addition, the Company increased cash and cash equivalents by reducing its investments by $187,727.

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



                                        HEALTHPLEX, INC.
                                        ----------------
                                        Registrant


          Date:  November 13, 1997      By: /s/ MARTIN KANE
                                           --------------------------
                                              Martin Kane
                                              President


          Date:  November 13, 1997      By: /s/ JOHN FORTE
                                           --------------------------
                                              John Forte
                                              Chief Financial Officer

                                    EXHIBIT INDEX


          Exhibit        Description
          -------        -----------

            27           Financial Data Schedule