Form 10KSB
period 1997-12-31
HEALTHPLEX INC
filed 1998-04-27
CIK 770506

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                                     FORM 10-KSB
          (Mark One)
          [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                    -------------------------------------

                                       OR

          [  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM       TO
                                         -----    ------------------------

                            COMMISSION FILE NUMBER 0-14236
                                                   -------

                                   HEALTHPLEX, INC.
                    (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

                 DELAWARE                                11-2714365
          ---------------------------------              -----------
          (STATE OR OTHER JURISDICTION                 (I.R.S. EMPLOYER
          OF INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)

          60 CHARLES LINDBERGH BLVD., UNIONDALE, NEW YORK          11553
          -----------------------------------------------         -------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)               (ZIP CODE)

          (ISSUER'S TELEPHONE NUMBER)    (516) 542-2200
          ----------------------------------------------------------------


          SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:
          NONE

          SECURITIES REGISTERED UNDER SECTION 12(G) OF THE EXCHANGE ACT:

                       COMMON STOCK, PAR VALUE $.001 PER SHARE
                       ---------------------------------------
                                   (TITLE OF CLASS)

          CHECK WHETHER THE ISSUER (1) FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE EXCHANGE ACT DURING THE PAST 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
          FILING REQUIREMENTS FOR THE PAST 90 DAYS.    YES   X    NO
                                                           ----      ----

          CHECK IF THERE IS NO DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
          ITEM 405 OF REGULATION S-B CONTAINED IN THIS FORM, AND NO DISCLOSURE WILL BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-KSB OR ANY AMENDMENT TO THIS FORM 10-KSB. [ ]

          THE REGISTRANT'S REVENUES FOR ITS MOST RECENT FISCAL YEAR WERE $13,728,211.

          AS AT APRIL 21, 1998, 3,590,082 SHARES OF COMMON STOCK OF THE REGISTRANT WERE OUTSTANDING. THE AGGREGATE MARKET VALUE OF THE 1,845,064 SHARES OF COMMON STOCK HELD BY NON-AFFILIATES AS OF SUCH DATE WAS $3,690,128.



                                        PART I

          ITEM 1.  DESCRIPTION OF BUSINESS.

          General
          -------

               Healthplex, Inc. (the "Company" or "Healthplex") is a Delaware corporation and the successor by merger of Dentshield, Inc., a New York corporation organized on March 26, 1981. The Company's address is Nassau West Corporate Center I, 60 Charles Lindbergh Boulevard, Uniondale, New York 11553 and its telephone number there is (516) 542-2200.

               The Company renders marketing, claims processing, electronic data processing, printing and related services to Dentcare Delivery Systems, Inc. ("Dentcare"), a dental health-care plan company, pursuant to an exclusive agreement. (See Item 12. Certain Relationships and Related Transactions). The Company also operates its own separate plan through a wholly-owned subsidiary, International Healthcare Services, Inc. ("IHS," and together with Dentcare, the "Plans"). The Company also provides administrative services to certain unaffiliated dental plans on an "administrative services-only" basis.

               The Company's wholly-owned subsidiary, O.A.SYS. Corporation, develops document imaging systems, including hardware and software components, and markets these systems to hospitals, insurance companies and small businesses. O.A.SYS. derives revenues from consulting fees and software development. The Company's majority-owned subsidiary, DHG, Inc., markets dental plans.

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


          MARKETING

               The Company markets its services through its own employees and through marketing arrangements with third parties. The Company's marketing efforts traditionally have entailed convincing groups to switch from existing dental plans to those of the Plans or convincing groups to join a dental plan. This marketing effort involves a two-tier process in which the Company must first convince a group to contract with a Plan to make plan participation available to the members of the group and, if this external marketing is achieved, the Company must then convince potential subscribers and enrollees to participate in the Plan. These marketing efforts typically involve significant marketing costs incurred over a period of several months prior to realization of revenues derived from such efforts. In addition to marketing efforts undertaken directly by the Company, the Company's majority-owned subsidiary, DHG, Inc., in which the Company owns a two-thirds interest, is principally engaged in the marketing of dental plans, for which it earns commission income.

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

               At April 17, 1998, Dentcare and IHS had 135,381 and 24,409 members, respectively, and the Company serviced 255,581 members on an administrative service only basis.

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

               Dentcare and IHS offer several different plans for subscribers, principally groups such as unions, associations, school systems, law enforcement agencies, municipalities and pension benefit organizations. As of April 17, 1998, Dentcare had 1,856 subscribing groups and IHS had 1,112 subscribing groups for prepaid dental plan programs.

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

          QUALITY ASSURANCE PROCEDURES

               Dentcare and IHS each has a Professional Standards Committee ("Standards Committee"), which is responsible for reviewing the quality, appropriateness and costs of dental care delivered by the providers to the enrollees. Each Standards Committee is composed of several participating providers. The Committee reviews the adequacy of the physical facilities, staffing and equipment of each provider office. Prior to entering into a contractual relationship with any provider, the Company credentials all dentists to determine whether the potential providers have adequate education, appropriate board certification by the applicable Board of Dental Examiners and proper licensing. See "Government Regulation." The Plans do not accept providers who have had their licenses suspended or revoked. The Committee also inspects the potential provider facility to determine whether the facility, staffing and equipment comply with minimum standards. A random sample of the provider's dental records are reviewed to assure that records are comprehensive and complete. The Committee performs periodic dental audits and surveys of selected providers to determine the quality and dollar value of care rendered by the provider to the enrollees. The audits are based on review of patient dental records and utilization and service reports. The results of the dental audits are furnished to the provider in reports that describe the scope of the review, problems and deficiencies, suggestions for corrective actions and notification of reaudits to determine the effectiveness of corrective actions which are to be implemented by the Plan and/or the provider.

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

          COMPETITION

               Management believes that its largest competitors are traditional insurance carriers, including Metropolitan Life Insurance Co., The Prudential Insurance Company of America, The Guardian and Connecticut General Insurance Company Corp.

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

          EMPLOYEES

               As of April 17, 1998, the Company had 75 full-time and seven part-time employees. Seven employees are engaged in electronic data process services, five in managerial positions, three in marketing and 67 in general, administrative and support positions. The employees of the Company are not subject to collective bargaining agreements. The Company believes its labor relations are good.

          RECENT DEVELOPMENTS

               On July 9, 1997, the Company entered into an agreement with M.H. Meyerson & Co., Inc. ("Meyerson") pursuant to which Meyerson would provide various investment banking services to the Company over a five-year period through July 9, 2002. See Note 10 to the Consolidated Financial Statement for a description of the terms and highlights of such agreement.

               On March 17, 1998, the Company's Common Stock was delisted from the National Association of Securities Dealers ("NASD") Automated Quotation ("NASDAQ") SmallCap Market and began trad-ing on the NASD OTC Bulletin Board Service. See Item 5. Market
                                                                    ------
          for the Company's Common Equity and Related Stockholder Matters.
          ---------------------------------------------------------------

          ITEM 2.   DESCRIPTION OF PROPERTY.
                    -----------------------

               The Company leases approximately 10,168 square feet of executive and administrative offices in Uniondale, New York. The lease expires on January 31, 2003. The base annual rent is $249,798, plus real estate taxes, for the rental year ended January 31, 1998, with an increase of 4% each rental year thereafter during the term of the lease.

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

          ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                    ---------------------------------------------------

               No matters were submitted during the fourth quarter of fiscal 1997 to a vote of security holders.


                                       PART II

          ITEM 5.   MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED
                    --------------------------------------------------
                    STOCKHOLDER MATTERS.
                    -------------------

               The Company's Common Stock trades under the symbol HPLX. It began trading in the over-the-counter market under the National Association of Securities Dealers ("NASD") OTC Bulletin Board service on March 17, 1998. Prior thereto, the Common Stock had traded under the NASD Automated Quotation System (NASDAQ") SmallCap Market.

               The Company's shares of Common Stock were delisted from the NASDAQ SmallCap Market as a result of the implementation by the NASD of new listing standards requiring SmallCap Market companies to have at least two independent directors and an independent audit committee.

               The following table sets forth the high and low bid prices in the NASDAQ system for the Common Stock for each calendar quarter indicated, as reported by NASDAQ. The prices represent quotations between dealers and do not include certain mark-ups, mark-downs or commissions, and do not necessarily represent actual transactions.

                              Common Stock
                              ------------
                              High     Low
                              ----     ---
          Calendar 1997
          -------------

          First quarter       2-1/32    1-7/32
          Second quarter      1-3/4     1-9/16
          Third quarter       2-9/16    1-17/32
          Fourth quarter      1-13/16   1-9/16


                              Common Stock
                              ------------
                              High     Low
                              ----     ---

          Calendar 1996
          -------------

          First quarter       1-1/4     25/32
          Second quarter      3         1-1/8
          Third quarter       2-5/16    1-11/32
          Fourth quarter      1-5/8     1-1/16

               Based upon information provided by the Company's transfer agent, as of March 1, 1998, the Company had 99 stockholders of record. The Company believes that there are in excess of 500 beneficial holders of the Company's Common Stock.

               The Company has paid no dividends to date and it does not anticipate paying dividends in the foreseeable future. It is expected that the Company will retain earnings, if any, to finance the development and expansion of its business.

          ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    -------------------------------------------------
                    CONDITION AND RESULTS OF OPERATIONS.
                    -----------------------------------


          For The Years Ended December 31, 1997 and 1996
          ----------------------------------------------


          Results of Operations   Revenue Overview
          ----------------------------------------

          Revenue increased by $974,820, or 7.6%, to $13,728,211 from $12,753,391. Approximately $866,000 or 88.9%, of the increase represented an increase in revenue from the Company's administrative service income business. Such increase is the result of a full year servicing major groups added during 1996. The Company continues to emphasize its administrative service business through focused marketing efforts targeting specific entities.

          The amounts for administrative service income, total service fee income and total revenue reported herein for the fiscal year ended December 31, 1996 have each been increased by $284,995 from the amounts previously reported therefor. Such amount represents the administrative service income of the Company s majority-owned subsidiary, DHG, Inc. In previously issued financial statements, the Company accounted for its two-thirds interest in this subsidiary on the equity method. For fiscal 1997, the accounts of this subsidiary have been fully consolidated with that of the Company and its wholly-owned subsidiaries. The 1996 financial statements have been revised accordingly to reflect the components of the subsidiary s revenues, expenses and related minority interest rather than the Company s proportionate share of the subsidiary s net income which had previously been reported as $10,333 of miscellaneous income in 1996. The revisions to reclassify the components of the subsidiary's net income had no effect on reported net income for fiscal 1996.


          The following table illustrates the changes in revenue for the years 1997 and 1996:


                                                                   Increase
      For the years ended December 31,      1997         1996      (Decrease)
      --------------------------------      ----         ----      ----------

      Service fee income                $  2,453,764 $  2,438,342  $    15,422
      Administrative service income        4,128,263    3,262,102      866,161
      Total service fee income          ------------ ------------  -----------
      Premium income                       6,582,027    5,700,444      881,583
      Sales - computer service             7,139,236    7,026,125      113,111
           Total                               6,948       26,822      (19,874)
                                        ------------ ------------  -----------
                                        $ 13,728,211 $ 12,753,391  $   974,820
                                        ============ ============  ===========

          Results of Operations   Gross Margin, Expenses, & Income
          --------------------------------------------------------

          Gross margin on revenue increased by $510,250, or 11.0%, to $5,139,884 during 1997 as compared to $4,629,634 during 1996.
          All of the increase in gross margin was due to the increase in gross margin from service fee income of $545,039 due to the continuing expansion of the administrative service business, less minor decreases in the other components of gross margin.

          The amount of gross margin reported for 1996 has been increased by $284,995 from that previously reported, which revision is due to the inclusion of DHG, Inc. s revenues for such year. There are no costs of revenues reported therefor; expenses and related overhead are included in selling, general and administrative expense.


          The following table illustrates the changes in gross margin for the years 1997 and 1996:


                                                                     Increase
      For the years ended December        1997           1996       (Decrease)
        31,                               ----           ----       ----------

      Service fee income              $  3,980,932  $  3,435,893   $   545,039
      Premium income                     1,153,435     1,174,351       (20,916)
      Sales - computer service               5,517        19,390       (13,873)
           Total                      ------------  ------------   -----------
                                      $  5,139,884  $  4,629,634   $   510,250
                                      ============  ============   ===========

          Selling, general and administrative expenses increased by $386,426, or 8.9%, to $4,747,859 in 1997 from $4,361,433 in 1996, primarily as a result of $437,988 in increased payroll related costs incurred to meet the demands of the expanding administrative service business. The amount of selling, general and administrative expenses reported for 1996 has been increased by $269,503, from that previously reported due to the inclusion of DHG, Inc.'s expenses for such year.

          Pre-tax income increased by $128,792, or 38.1%, to $466,849 in 1997 from $338,057 in 1996, principally as a result of an increase in administrative service business. The amount reported for 1996 has been increased by $5,159 from that previously reported. Such amount represents the one-third minority interest in DHG, Inc. which is deducted after the provision for income taxes.

          The provision for income taxes increased by $52,910, or 34.1%, to $207,980 in 1997 from $155,070 in 1996. Due to an available net operating tax loss carryforward, DHG, Inc. had no income tax expense in either year.

          As a result, net income increased by $79,673 or 44.8% to $257,501 in 1997. Net income of $177,828 for 1996 was not affected by the inclusion of DHG, Inc.


          Liquidity and Capital Resources
          -------------------------------

          The Company's cash, cash equivalents and short term investments increased by $284,318 to $1,585,482 at December 31, 1997 from $1,301,164 at December 31, 1996. The amount reported at December 31, 1996 has been increased by $75,769 from that previously reported due to the consolidation of the Company's two-thirds owned subsidiary, DHG, Inc. Excluding its cash balance, consolidation of such subsidiary at December 31, 1996 resulted in a reduction in net consolidated current assets of $16,664 and an increase in net consolidated fixed assets of $642. Cash and cash equivalents, exclusive of short-term investments increased by $440,600 to $784,709. Earnings before depreciation and deferred items amounted to $514,023 for the year ended December 31, 1997 and were the principal reason for the $544,734 of cash flows provided by operating activities. In addition, these same elements continue to be the Company's primary source of liquidity.

          The Company used $137,931 to purchase additional computer and telephone equipment, providing more efficient use for the Company's expansion of business. Cash inflows of $188,581 were provided from the sale of investments. Other net inflows of $12,442 brought the total cash provided by investment activities to $63,092.

          The Company used $172,671 to repay long-term debt. Issuance of capital stock from the exercise of stock options resulted in proceeds of $5,445 to the Company, bringing the total used in financing activities to $167,226.

          The Company leases approximately 10,200 square feet of executive office space in Uniondale, New York, on a ten-year lease that expires in 2003. The Company currently utilizes 100% of its existing space and is actively seeking additional space at the same location. The existing lease provides for current base rental of $249,798, which increases by 4% annually throughout the lease term, as well as additional escalations to cover increases in real estate taxes.

          The Company's receivable from Dentcare, together with interest thereon, if any, can only be repaid with the approval of the New York State Insurance Department. As such, the Company has not recognized any interest income on such loan since its inception. Despite the illiquidity of this receivable, the Company believes it will ultimately be repaid based on its assessment of Dentcare's financial condition. (See Item 12. Certain Relationships and Related Transactions, and Note 11 to the Consolidated Financial Statements).

          The Company anticipates, based on management's internal forecasts and assumptions, that available cash and cash flows from operations will be more than sufficient to satisfy the Company's cash requirements for 1998. Heretofore, the Company has invested excess cash in various short and long-term bond funds, U.S. Treasury Notes and other governmental obligations. (See Note 5 to the Consolidated Financial Statements). On July 9, 1997, the Company entered into an investment banking services agreement with an investment banker to advise the Company regarding potential acquisition or merger candidates and to assist in structuring and/or obtaining financing necessary to consummate such a transaction, in excess of that which could be financed internally or by issuance of new shares of the Company's common stock. As of April 21, 1998, no potential acquisition or merger candidates have been identified.

          Impact of New Accounting Pronouncements
          ---------------------------------------

          The Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation , which became effective for fiscal 1996. SFAS No. 123 requires disclosures of stock-based compensation arrangements with employees and encourages but does not require cost of compensation to be measured by the fair value of the equity instrument awards. Under SFAS No. 123, companies may continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the instrument awarded. The Company will continue to apply APB Option 25 to its stock-based compensation awards granted to employees and will disclose the required pro-forma effect on net income and earnings per share in any year when such awards are granted. The stock options granted in 1996 are not considered compensatory due to the conditions restricting their exercise. (See Note 9 to the Consolidated Financial Statements).

          SFAS No. 123 also applies to stock options or warrants issued after December 15, 1995 to non-employees in consideration of goods or services. Such transactions are required to be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. In connection with the investment banking services agreement referred to above, the Company issued to the investment banker 175,000 common stock purchase warrants, exercisable at $2.25 per share for a four-year period from July 6, 1998 through July 9, 2002.

          The fair value of such warrants has been measured using a Black-Scholes option pricing model at $1.59 per warrant. Deferred investment banking fees aggregating $293,250, including $15,000 paid in cash, have accordingly been recognized with an offset of $278,250 to additional paid-in capital for the non-cash portion thereof. Such fees are being amortized over the five-year life of the agreement. (See Note 10 to the Consolidated Financial Statements).

          The Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 128, Earnings per
          Share which became effective in the fourth quarter of fiscal 1997. SFAS No. 128 changes prior practice to require that earnings per share be computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share are reported when applicable to reflect the potential dilution that could occur if outstanding options and warrants to purchase common stock were exercised. SFAS No. 128 is required to be adopted retroactively; however, such adoption did not result in any change to the Company's previously reported earnings per share for fiscal 1996. In 1997 and 1996, the Company's common stock options give rise to dilutive common shares; however in neither year were such dilutive shares sufficient to result in reportable dilution as illustrated in the following table:
                                                    1997          1996
                                                    ----          ----

           Net income                           $    257,501  $   177,828
                                                ============  ===========
           Weighted average shares of              3,586,534    3,585,587
              common stock outstanding          ============  ===========

           Earnings per share                   $        .07  $       .05
                                                ============  ===========

           Additional dilutive shares
             resulting in no reportable              131,485       81,471
             dilution                           ============  ===========


          ITEM 7.   FINANCIAL STATEMENTS.
                    --------------------


          HEALTHPLEX, INC. & SUBSIDIARIES
          -------------------------------
          INDEX TO FINANCIAL STATEMENTS
          -----------------------------






          Independent Auditors' Report                      18


          Consolidated Balance Sheet                        19


          Consolidated Statements of Income                 20


          Consolidated Statements of Stockholders' Equity   21


          Consolidated Statements of Cash Flows             22


          Notes to Consolidated Financial Statements        23 to 35

          LIBERO & KAPPEL

          CERTIFIED PUBLIC ACCOUNTANTS

          57 Old Country Road, Westbury, New York  11590
          Telephone (516) 333-5511 0  Fax (516) 333-5621



                             INDEPENDENT AUDITORS' REPORT
                             ----------------------------


          To the Board of Directors and Stockholders of Healthplex, Inc.
          60 Charles Lindbergh Boulevard
          Uniondale, New York 11553


          We have audited the consolidated balance sheet of Healthplex, Inc. and Subsidiaries as of December 31, 1997 and the related consolidated statements of income, stockholders' equity and cash flows for each of the years in the two-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Healthplex, Inc. and Subsidiaries as of December 31, 1997, and the consolidated results of their operations and cash flows for each of the years in the two-year period ended December 31, 1997 in conformity with generally accepted accounting principles.



          /s/ Libero & Kappel
          Westbury, New York
          March 20, 1998

     HEALTHPLEX, INC. & SUBSIDIARIES
     -------------------------------
     CONSOLIDATED BALANCE SHEET
     --------------------------
     AS OF DECEMBER 31, 1997
     -----------------------

     ASSETS
     ------

     Current assets:
     Cash and cash equivalents                                        $784,709
     Investments-available for sale (Note 5)                           800,773
     Accounts receivable                                               541,836
     Notes receivable-current portion (Note 4)                          33,331
     Other receivables                                                  40,832
     Prepaid expenses                                                    6,827
                                                                   -----------
       Total current assets                                          2,208,308

     Fixed assets, net of depreciation (Notes 2 & 3)                 1,000,509
     Note receivable - less current portion (Note 4)                    78,516
     Investments-available for sale (Note 5)                           597,856
     Security deposits                                                  55,406
     Deferred investment banking fees (Notes 2 & 10)                   263,925
     Goodwill, less accumulated amortization of $13,540 (Note 2)        13,543
     Loan to Dentcare Delivery Systems, Inc. (Note 11)                 515,820
                                                                   -----------
                                                                   $ 4,733,883
                                                                   ===========

     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

     Current liabilities:
     --------------------
     Accounts payable                                               $  395,536
     Current portion of capitalized lease obligations (Notes 2 &
     6)                                                                134,988
     Accrued expenses and taxes                                        278,883
     Due to Dentcare Delivery Systems, Inc.                            161,328
     Income taxes payable (Notes 2 & 7)                                188,422
     Deferred rent payable (Notes 2 & 6)                                 2,594
                                                                     ---------
        Total current liabilities                                    1,161,751

     Capitalized lease obligations, less current portion (Notes 2
     & 6)                                                              124,794
     Deferred rent payable (Notes 2 & 6)                               122,143
     Deferred income taxes payable (Notes 2 & 7)                        61,735
                                                                   -----------
      Total liabilities                                              1,470,423
                                                                   -----------

     Commitments and Contingencies (Notes 6, 8, 9, 10 & 11)
     Minority interest (Note 1)                                         10,159
                                                                   -----------

     Stockholders' equity:

     Common stock $.001 par value, authorized 20,000,000 shares;
       issued 3,591,682                                                  3,592
     Paid-in capital                                                 2,255,018
     Unrealized loss on investments-available for sale (Note 5)        (44,871)
     Retained earnings                                               1,042,212
     Less: Treasury stock, 1,600 shares (Note 2)                         2,650
                                                                   -----------
        Total stockholders' equity                                   3,253,301
                                                                   -----------
                                                                   $ 4,733,883
                                                                   ===========






     The accompanying notes are an integral part of the financial statements.


     HEALTHPLEX, INC. & SUBSIDIARIES
     -------------------------------
     CONSOLIDATED STATEMENTS OF INCOME
     ---------------------------------
     FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
     ----------------------------------------------


                                                   1997                1996
                                              --------------      -------------
                                                                  (Reclassified)
                                                                     (Note 1)
     Revenues
     --------
     Service fee income (Note 11)                    $ 2,453,764    $ 2,438,342
     Administrative service income                     4,128,263      3,262,102
                                                     -----------    -----------
     Total service fee income                          6,582,027      5,700,444

     Premium income                                    7,139,236      7,026,125
     Sales-computer services                               6,948         26,822
                                                     -----------    -----------
        Total revenues                                13,728,211     12,753,391
                                                     -----------    -----------

     Cost of Revenues
     Direct expenses - related to service
       fees                                            2,601,095      2,264,551
     Dental expenses - related to premium
       income                                          5,985,801      5,851,774
     Cost of sales-computer services                       1,431          7,432
                                                     -----------    -----------
                                                       8,588,327      8,123,757
                                                     -----------    -----------

     Gross Margin on Revenues                          5,139,884      4,629,634
                                                     -----------    -----------
     Selling, general and
      administrative expense                           4,747,859      4,361,433
     Interest expense                                     41,642         49,605
                                                     -----------    -----------
                                                       4,789,501      4,411,038
                                                     -----------    -----------

     Income from operations                              350,383        218,596
     Other income
        Interest income                                  101,162         99,270
        Dividend income                                   14,450         15,591
        Gain on sale of securities                           854          4,600
                                                     -----------    -----------
        Income before income
         taxes and minority
         interest                                        466,849        338,057
     Provision for income taxes (Notes 2
       & 7)                                              207,980        155,070
                                                     -----------    -----------
     Income before minority interest                     258,869        182,987
     Minority interest (Note 1)                            1,368          5,159
                                                     -----------    -----------
     Net income                                      $   257,501    $   177,828
                                                     ===========    ===========

     Earnings per share (Note 2)                     $      0.07    $      0.05
                                                     ===========    ===========

     Weighted average number of shares
       of common stock outstanding                     3,586,534      3,585,587
                                                     ===========    ===========


     The accompanying notes are an integral part of the financial statements.


     HEALTHPLEX, INC. & SUBSIDIARIES
     -------------------------------
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
     -----------------------------------------------





                                                                    UNREALIZED
                                                                    GAIN (LOSS)
                                            COMMON      PAID-IN         ON
                                            STOCK       CAPITAL     INVESTMENTS
                                            -----       -------     -----------



     Balance, January 1, 1996             $ 3,587    $ 1,971,328    $  39,249
     ------------------------
     Purchase of treasury stock
      (Note 2)                                  0              0            0
     Net income for the year
      ended December 31, 1996                   0              0            0
     Unrealized loss on
      investments available for
      sale (Note 5)                             0              0      (79,485)
                                          -------    -----------    ---------



     Balance, December 31, 1996             3,587      1,971,328      (40,236)
     --------------------------
     Exercise of 5,000 stock
      options at $1.089 per share
      (Note 9)                                  5          5,440            0
     Common stock purchase
      warrants issued for
      investment banking services
      (Note 10)                                 0        278,250            0

     Net income for the year
      ended December 31, 1997                   0              0            0

     Unrealized loss on
      investments
      available for sale
      (Note 5)                                  0              0       (4,635)
                                          -------    -----------    ---------
     Balance, December 31, 1997           $ 3,592    $ 2,255,018    $ (44,871)
                                          =======    ===========    =========


                                          RETAINED     TREASURY
                                          EARNINGS       STOCK        TOTAL
                                          --------       -----        -----

     Balance, January 1, 1996            $ 606,883     $     0    $ 2,621,047
     ------------------------
     Purchase of treasury stock
      (Note 2)                                   0      (2,650)        (2,650)
     Net income for the year
      ended December 31, 1996              177,828           0        177,828

     Unrealized loss on
      investments available for
      sale (Note 5)                             0           0        (79,485)
                                       -----------    --------    -----------

     Balance, December 31, 1996            784,711      (2,650)     2,716,740
     Exercise of 5,000 stock
      options at $1.089 per share
      (Note 9)                                   0           0          5,445
     Common stock purchase
      warrants issued for
      investment banking services
      (Note 10)                                  0           0        278,250

     Net income for the year
      ended December 31, 1997              257,501           0        257,501

     Unrealized loss on
      investments
      available for sale
      (Note 5)                                   0           0         (4,635)
                                       -----------    --------    -----------
     Balance, December 31, 1997        $ 1,042,212    $ (2,650)   $ 3,253,301
                                       ===========    ========    ===========


       The accompanying notes are an integral part of the financial statements.

     HEALTHPLEX, INC. & SUBSIDIARIES
     -------------------------------
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     -------------------------------------
     FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996
     ----------------------------------------------

                                                         1997          1996
                                                         ----          ----
                                                                    (Restated)
                                                                     (Note 1)

     INCREASE (DECREASE) IN CASH AND CASH
       EQUIVALENTS
     Cash flows from operating activities:
     Net income                                       $257,501       $177,828
     Adjustments to reconcile net income to net
     cash provided by operating activities:
        Gain on sale of investments                       (854)        (4,600)
        Depreciation and amortization                  231,788        222,001
        Deferred rent expense                            7,368         16,944
        Deferred income tax provision (benefit)        (13,327)        14,056
        Deferred investment banking fees                29,325              0
        Minority interest                                1,368          5,159
     (Increase) decrease in:
        Accounts receivable                           (154,700)         9,626
        Other receivables                              (11,854)        (6,006)
        Prepaid expenses                                 3,828        (10,655)
     Increase (decrease) in:
        Accounts payable                               (31,358)       (32,833)
        Accrued expenses and taxes                     172,638        (52,864)
        Due to Dentcare Delivery Systems, Inc.          (3,366)        30,495
        Income taxes payable                            56,377         79,359
                                                      --------       --------
     Net cash provided by operating activities         544,734        448,510
                                                      --------       --------


     Cash flows from investing activities:
        Capital expenditures                          (137,931)      (135,903)
        Proceeds from sale of investments              188,581        146,804
        Purchase of investments                              0       (362,928)
        Repayments of secured note receivable           18,458         17,056
        Loans (made to) repaid from officers, net       33,334        (86,112)
        Increase in security deposits                  (24,350)        (6,918)
        Investment banking fees                        (15,000)             0
                                                      --------       --------
     Net cash provided by (used in) investing
     activities                                         63,092       (428,001)
                                                      --------       --------

     Cash flows from financing activities:
        Repayment of long-term debt                   (172,671)      (174,930)
        Proceeds from exercise of stock options          5,445              0
        Purchase of treasury stock                           0         (2,650)
                                                      --------       --------
     Net cash used in financing activities            (167,226)      (177,580)
                                                      --------       --------

     Net increase (decrease) in cash                   440,600       (157,071)

     Cash and cash equivalents at beginning of year
     (Note 1)                                          344,109        501,180
                                                      --------       --------
     Cash and cash equivalents at end of year         $784,709       $344,109
                                                      ========       ========

     Supplemental cash flow disclosures (Note 13)

     Cash paid during the year for:
        Interest                                      $ 41,642       $ 49,605
                                                      ========       ========
        Income taxes                                  $162,351       $ 59,925
                                                      ========       ========


       The accompanying notes are an integral part of the financial statements.


     HEALTHPLEX, INC. & SUBSIDIARIES
     -------------------------------
     NOTES TO FINANCIAL STATEMENTS
     -----------------------------

     NOTE 1:  ORGANIZATION AND BASIS OF PRESENTATION
     -----------------------------------------------

     Organization
     ------------
     The Company and its subsidiaries furnish marketing, claims processing, electronic data processing, printing, consulting and related services under an exclusive agreement with a contractually affiliated dental plan service corporation, Dentcare Delivery Systems, Inc. ("Dentcare"). The Company operates its own plan through its wholly-owned subsidiary, International Healthcare Services, Inc. (together, "The Plans"). The Company also provides services to other plans on an administrative services only basis. OASYS Corporation (OASYS) is a wholly-owned subsidiary that markets document imaging systems, including hardware and software components. DHG, Inc. is a majority (two-thirds) owned subsidiary engaged in marketing dental plans.

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

     Basis of Presentation
     ---------------------
     The consolidated financial statements presented herein include the accounts of the Company, its wholly-owned subsidiaries, International Healthcare Services, Inc. and OASYS Corporation, and its majority-owned subsidiary, DHG, Inc. All intercompany balances and transactions have been eliminated.

     In previously issued financial statements, the majority-owned subsidiary, DHG, Inc., was reported under the equity method of accounting. The statement of income for fiscal 1996 has been reclassified to reflect the revenues and expenses (and related minority interest) of this subsidiary (rather than the single amount for the Company's two-thirds interest in the subsidiary's net income previously presented) so as to conform to the consolidated presentation for fiscal 1997. Such change had no effect on reported net income for fiscal 1996. The consolidated statement of cash flows for fiscal 1996 has been restated to include the cash balances and cash flows of this subsidiary.

     NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ---------------------------------------------------

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

     Deferred Investment Banking Fees
     --------------------------------
     Deferred investment banking fees are amortized over the five-year life of the related contractual agreement (See Note 10).

     Goodwill
     --------
     Goodwill represents the excess of the cost to acquire one of the Company's subsidiaries over the fair value of its net assets at acquisition and is being amortized over a twenty-year period. Amortization expense charged to operations was $1,354 in each of 1997 and 1996.

     Treasury Stock
     --------------
     Treasury stock, acquired by the Company in the open market in April of 1996, is accounted for at cost.

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


     HEALTHPLEX, INC. & SUBSIDIARIES
     -------------------------------
     NOTES TO FINANCIAL STATEMENTS
     -----------------------------

     NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, CONTINUED
     --------------------------------------------------------------

     Stock Options and Warrants
     --------------------------
     The Company, consistent with generally accepted accounting principles, accounts for stock options pursuant to the intrinsic value method specified by Accounting Principles Board Opinion No. 25., "Accounting for Stock Issued to Employees." Under this method, compensation cost is not recognized as long as the exercise price of stock equals or exceeds the fair value of the underlying stock on the date of grant. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123"). SFAS No. 123 requires that the fair value of stock options be measured on the date of grant using an applicable statistically-based, market-sensitive, computerized financial model. However, this pronouncement allows companies to continue to account for stock options under the previous intrinsic value method as long as they disclose the pro-forma effects of the new method as if it had been adopted. (See Note 9).

     SFAS No. 123 also applies to all transactions entered into after December 15, 1995 in which goods or services received from non-employees are the consideration for the issuance of equity instruments. Such transactions are accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. (See Note 10).

     Income Taxes
     ------------
     The provision for income taxes includes federal and state taxes currently payable and deferred taxes arising from the effects of temporary differences between financial reporting and income tax accounting. These temporary differences arise principally from the use of accelerated depreciation methods for income tax accounting purposes and the straight-lining of rent expense and the recording of deferred investment banking fees for financial reporting purposes.

     Earnings Per Share
     ------------------
     In the fourth quarter of 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"), which superseded Accounting Principles Board Opinion No. 15. Under SFAS No. 128, earnings per share is computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are reported when applicable to reflect the potential dilution that could occur if outstanding options and warrants to purchase common stock were exercised. SFAS No 128 is required to be adopted retroactively; however, such adoption did not result in any change to the Company's previously reported earnings per share for fiscal 1996.

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


     HEALTHPLEX, INC. & SUBSIDIARIES
     -------------------------------
     NOTES TO FINANCIAL STATEMENTS
     -----------------------------

     NOTE 3:  FIXED ASSETS
     ---------------------

     Fixed assets at December 31, 1997 consist of:

        Furniture, fixtures and equipment                          $  763,257
        Equipment under capitalized leases                          1,008,844
        Leasehold improvements                                         39,395
                                                                   ----------
                                                                    1,811,496

        Accumulated depreciation and amortization,
          including $471,559 applicable to
          capitalized leases                                          810,987
                                                                   ----------
                                                                   $1,000,509
                                                                   ==========


     The annual depreciation rates used by the Company are as follows:

          Furniture, fixtures & equipment         5 - 8 Years
          Capitalized leased equipment                8 Years
          Leasehold improvements                      5 Years


     Depreciation and amortization expenses charged to operations was $230,434 and $220,647 in 1997 and 1996, respectively.

     NOTE 4:  NOTES RECEIVABLE
     -------------------------

     Notes receivable at December 31, 1997 consist of:

     Secured installment note receivable from the
     buyer of a former subsidiary, due in monthly
     payments of $2,000 including interest at 10% per
     annum, through August 1, 1999.                                  $ 59,069

     Unsecured installment notes receivable from the
     Company's co-chief executive officers, due in
     monthly payments of $2,778 plus interest at prime
     plus 2% per annum, through July 1, 1999.                          52,778
                                                                      -------
                                                                      111,847
     Less:  Current maturities                                         33,331
                                                                      -------
                                                                     $ 78,516
                                                                     ========


     HEALTHPLEX, INC. & SUBSIDIARIES
     -------------------------------
     NOTES TO FINANCIAL STATEMENTS
     -----------------------------


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

     Investment securities at December 31, 1997 consist of:

     Bond funds                                                   $  656,438
     U.S. Treasury Notes                                             665,601
     Other governmental obligations                                   76,590
                                                                  ----------
          Total                                                    1,398,629
     Less:  Portfolio classified as current                          800,773
                                                                  ----------
     Non-current portfolio                                        $  597,856
                                                                  ==========

     The following is an analysis of investment securities available for sale:

     Balance at amortized cost                                    $1,443,500
     Gross unrealized losses                                         (44,871)
                                                                  ----------
                                                                  $1,398,629
                                                                  ==========


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


     HEALTHPLEX, INC. & SUBSIDIARIES
     -------------------------------
     NOTES TO FINANCIAL STATEMENTS
     -----------------------------

     NOTE 6:  LEASES (CONTINUED)
     ---------------------------

     Future minimum lease payments for all leases at December 31, 1997 are as follows:

     Year Ending December 31,                       Operating    Capitalized
     ------------------------                       ---------    -----------
          1998                                      $258,956       $162,122
          1999                                       269,315        122,056
          2000                                       280,088         29,586
          2001                                       291,292              0
          2002                                       302,943              0
          2003                                        12,976              0
                                                  ----------     ----------

     Total minimum lease payments:                $1,415,570        313,764
                                                  ==========

     Less amount representing interest                               53,982
                                                                 ----------
     Present value of net minimum lease payments                    259,782
     Less current portion of obligations under
        capital leases                                              134,988
                                                                 ----------
     Capitalized lease obligations, less current
        portion                                                  $  124,794
                                                                 ==========

     The rent expense under the operating lease was $273,569 and $260,196 for the years ended December 31, 1997 and 1996, respectively.

     NOTE 7:  INCOME TAXES
     ---------------------

     The provision for income taxes consists of the following:
                                                      1997           1996
                                                      ----           ----
     Current:

          Federal                                   $155,998       $106,871
          State                                       65,309         34,143
                                                    --------       --------
     Total current                                   221,307        141,014
                                                    --------       --------
     Deferred:
          Federal                                     (3,332)        10,542
          State                                       (9,995)         3,514
                                                    --------       --------
     Total deferred                                  (13,327)        14,056
                                                    --------       --------
     Total provision for income taxes               $207,980       $155,070
                                                    ========       ========




     HEALTHPLEX, INC. & SUBSIDIARIES
     -------------------------------
     NOTES TO FINANCIAL STATEMENTS
     -----------------------------

     NOTE 7:  INCOME TAXES - CONTINUED
     ---------------------------------

     The provision for income taxes varies from the federal statutory income tax rate due to the following:
                                                            1997        1996
                                                            ----        ----
      Federal statutory rate applied to pre-tax income       34.0 %      34.0 %
      State income taxes, net of federal tax benefit          7.8         7.4
      Other, including the effect of non-taxable
       income and non-deductible expense                      2.7         4.5
                                                             ----        ----
                                                             44.5 %      45.9 %
                                                             ====        ====

     The tax effects of temporary differences that give rise to deferred tax assets (none of which required a valuation allowance) and deferred tax liabilities at December 31, 1997 as well as the components of the deferred income tax provision (benefit) in fiscal 1997 and 1996 are as follows:


                                 Assets/(Liabilities)  Provision/(Benefit)
                                 -------------------  -------------------
                                 December 31, 1997    1997       1996
                                 -----------------    ----       ----
      Assets (Non-current)
      Deferred investment
        banking fees                     $ 11,730  $ (11,730)  $      0
       Deferred rent payable             $ 49,895     (2,947)    (6,778)
                                         --------
      Sub-total                            61,625
      Liabilities (Non-current)
                                         (123,360)  $  1,350     20,834
       Fixed assets                      --------   --------   --------

                                         $(61,735)  $(13,327)  $ 14,056
      Net deferred income taxes          ========   ========   ========


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

     Major Customers
     ---------------
     The Company's two largest customers accounted for approximately 18% and 16% of total revenues in 1997 and approximately 19% and 17% of total revenues in 1996. The Company has receivables from two customers which represent approximately 25% and 16% of accounts receivable in 1997, respectively.


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

     Employee Benefit Plan
     ---------------------
     The Company has adopted a 401(K) plan which allows employees to defer a percentage of their wages. The plan requires the Company to match 25% of employee deferrals up to 5% of the employee's wages. The Company's matching contribution was approximately $13,400 in 1997 and $13,000 in 1996.

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

     No further options may be granted under the 1985 Plans. The only options outstanding thereunder are 32,818 incentive options exercisable at $0.6015625 per share through July 14, 2002. There has been no grant, exercise, cancellation or forfeiture of any options under the 1985 Plans during the two-year period ended December 31, 1997; however, 8,000 non-qualified options, exercisable at $0.6015625 per share, expired unexercised on July 14, 1997.

     The 1992 Stock Incentive Plan provides for the grant of up to 1,500,000 qualifying and non-qualifying options. There are presently 312,500 options outstanding under this plan, of which 182,500 and 130,000, respectively, are exercisable at prices of $1.089 and $1.1979 per share, with respective


     HEALTHPLEX, INC. & SUBSIDIARIES
     -------------------------------
     NOTES TO FINANCIAL STATEMENTS
     -----------------------------

     NOTE 9:  STOCK OPTIONS - CONTINUED
     ----------------------------------

     exercise terms of ten and five years. On September 17, 1997, 5,000 qualifying options under this plan were exercised at $1.089 per share. There has been no other activity with respect to options under this plan during the two-year period ended December 31, 1997.

     The 1992 Director Stock Incentive Plan provides for the grants of up to 500,000 non-qualifying options. There are presently 55,000 options outstanding under this plan of which 45,000 and 10,000, respectively, are exercisable at $1.1979 and $1.089 per share, with respective exercise terms of five and ten years. There has been no activity with respect to options under this plan during the two-year period ended December 31, 1997.

     The 1994 Non-Qualified Stock Option Agreement granted to a consultant of the Company a non-qualified option to purchase 8,000 shares. Such options are presently exercisable at $1.089 per share until November 27, 2005.

     On June 11, 1996, 500,000 conditional options were granted under the 1992 Stock Incentive Plan at exercise prices of $1.6201 for 300,000 shares with a ten-year exercise period and $1.7821 for 200,000 shares with a five-year exercise period. However, these options are only exercisable in the event of a sale or merger of the Company to or with an unaffiliated party.

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of the Company's stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     Statement No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models to determine fair value. Pro-forma information regarding net income and earnings per share is required by Statement 123 in any year in which compensatory stock options are granted to employees and is reported as if the Company had accounted for such stock options under the fair value method of that statement. The conditional options granted in 1996 are not susceptible of fair value measurement due to the impossibility of quantifying their likelihood of being exercised; accordingly, they are not considered to be stock options giving rise to compensation expense as defined by the Statement. (See Note 10).


     HEALTHPLEX, INC. & SUBSIDIARIES
     -------------------------------
     NOTES TO FINANCIAL STATEMENTS
     -----------------------------

     NOTE 9: STOCK OPTIONS - CONTINUED
     ---------------------------------

     A summary of option activity and related information for the years ended December 31, 1997 and 1996 is as follows:

                                       1997                       1996
                            --------------------------   ---------------------

                             Qualifying        Weighted  Qualifying    Weighted
                               and Non-         Average    and Non-     Average
                             Qualifying        Exercise  Qualifying    Exercise
                                Options           Price     Options       Price
                             ----------        --------  ----------   ---------

      Outstanding,
        beginning of year       921,318         $1.4115     421,318     $1.0870

      Granted during year (1)         0               0     500,000      1.6849
      Exercised during year       5,000          1.0890           0           0

      Expired during year         8,000          0.6016           0           0
                                -------         -------     -------     -------
      Outstanding, end of year  908,318         $1.4204     921,318     $1.4115
                                =======         =======     =======     =======
      Exercisable, end of year  408,318         $1.0965     421,318     $1.0870
                                =======         =======     =======     =======

      Weighted average
        fair value of
        option granted
        during the
        year:

        Exercise price
         equals market
         price at date                        N/A                       N/A (1)
         of grant

        Exercise price
          exceeds
          market price at                     N/A                       N/A (1)
          date of grant
        All options
          granted                             N/A                       N/A (1)
          during the year


     (1) The 500,000 options granted on June 11, 1996 are only exercisable in the event of a sale or merger of the Company to or with an unaffiliated party. Their fair value is accordingly not susceptible of measurement and they are not considered compensatory. (See Note
          10).



     HEALTHPLEX, INC. & SUBSIDIARIES
     -------------------------------
     NOTES TO FINANCIAL STATEMENTS
     -----------------------------

     NOTE 9: STOCK OPTIONS - CONTINUED
     ---------------------------------

     The weighted average remaining life and exercise price of options outstanding at the end of 1997 is as follows:

                                                          Weighted Average
                                                        -------------------
                                           Number
                                           of Options   Remaining  Exercise
                                           Outstanding    Life      Price
                                           -----------  ---------  -------
      Qualifying 1985 Plan options           32,818     4.5 yrs    $0.6016
      Other options granted prior to 1996   375,000     5.6 yrs     1.1398
                                            -------
      All options granted prior to 1996,
       all of which are exercisable         408,318     5.5 yrs     1.0965
      Options granted in 1996, none of
      which are exercisable                 500,000     6.5 yrs     1.6849
      Options granted in 1997                     0
                                            -------
      All options outstanding               908,318     6.0 yrs     1.4204
                                            =======

     NOTE 10: DEFERRED INVESTMENT BANKING FEES
     -----------------------------------------

     On July 9, 1997 the Company entered into an agreement with an investment banking firm whereby such firm would provide various investment banking services to the Company over a five-year period through July 8, 2002. The range of services contemplated includes assistance in identifying merger and acquisition candidates and sources of private and institutional funds, and planning, structuring, strategic and other advisory services. The agreement specified that in addition to the initial consideration agreed to by the Company, the investment banker would receive specific additional compensation based on future consummated transactions in amounts to be negotiated consistent with industry practice.

     The initial consideration consisted of $15,000 in cash and 175,000 common stock purchase warrants all exercisable at $2.25 per share. Rights to exercise 100,000 of the warrants became irrevocable upon the signing of the agreement; rights to exercise the remaining warrants vest nine months after the signing of the agreement. The warrants may be exercised over a four-year period from July 6, 1998 through July 9, 2002. The agreement also granted the investment banker piggy-back registration rights and one demand registration right, exercisable during the five-year term of the agreement, to register, under the Securities Act of 1933, the shares underlying the warrants.

     The fair value of these warrants was estimated at the date of issuance using a Black-Scholes option pricing model with the following weighted average assumptions: a risk free interest rate of 6.12%; a dividend yield of 0.0%; a volatility factor of the expected market price of the Company's common stock of 85%; and a weighted average expected life of the warrants of 5 years.

     Based on the Black-Scholes valuation method described above, the warrants issued to the investment banker were valued at $1.59 each, resulting in an aggregate fair value of $278,250. Such amount has been credited to additional paid-in capital at December 31, 1997, and together with the cash payment of $15,000, has been recorded as deferred investment banking fees on the accompanying balance sheet. For the year ended December 31, 1997, amortization of $29,325 thereof has been charged to operations.


     HEALTHPLEX, INC. & SUBSIDIARIES
     -------------------------------
     NOTES TO FINANCIAL STATEMENTS
     -----------------------------

     NOTE 11: DENTCARE DELIVERY SYSTEMS, INC.
     ----------------------------------------

     During the years 1990 through 1992, the Company loaned to Dentcare a total of $673,138 repayable with interest at 10% per year. In February 1994, in connection with a regular periodic audit of Dentcare by the New York State Insurance Department, Dentcare was required to seek reimbursement of certain expenses paid by Dentcare to the Company during 1985 and 1986, and which had subsequently been incorporated as part of the loan between the Company and Dentcare. The Insurance Department agreed that this reimbursement would be met by a reduction of the loan. On February 23, 1994, the Company and Dentcare agreed to this reimbursement. As a result of such reimbursement, totaling $157,318, the loan was adjusted to $515,820. Subsequent audits for the years 1987 through 1992 were completed with no reimbursements requested. An audit for the years 1993 through 1996 was completed in 1997; however, the Company has not yet been advised of any audit findings.

     Payment of principal and/or interest on the loan is subject to the approval of the Superintendent of Insurance of the State of New York and the availability of excess funds. Due to the uncertainty as to Insurance Department approval of payment of the interest, the Company has elected to defer the recognition of all interest income on the loan since inception. The amount of interest not recognized was $51,582 for each of 1997 and 1996 and the cumulative balance thereof at December 31, 1997 is $366,453. The Company will account for any interest payments as interest income when designated interest payments are received from Dentcare. Notwithstanding the uncertainty of future interest payments subject to regulatory approval, the Company, based on its assessment of Dentcare's financial condition, believes that the principal balance of the loan will ultimately be repaid; accordingly no provision for impairment thereon has been made. When repayments designated as principal are received, they will be so recorded.

     Service fee income from this affiliate was $2,453,764 in 1997 and $2,438,342 in 1996.

     NOTE 12:  FAIR VALUE OF FINANCIAL INSTRUMENTS
     ---------------------------------------------

     Estimated fair values of the Company's financial instruments are as follows at December 31, 1997:

                                                         Carrying       Fair
                                                          Amount       Value
                                                          ------       -----

      Cash and short-term investments                $1,585,482   $1,585,482

      Long-term investments                             597,856      597,856

      Loan Receivable, Dentcare Delivery Systems, Inc.  515,820      515,820

      Capitalized lease obligations                     259,782      259,782

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

     HEALTHPLEX, INC. & SUBSIDIARIES
     -------------------------------
     NOTES TO FINANCIAL STATEMENTS
     -----------------------------

     NOTE 13: SUPPLEMENTAL CASH FLOW INFORMATION
     -------------------------------------------

                                                           1997         1996
                                                           ----         ----

      Non-cash investing and
       financing activities:

      Unrealized loss on investments
        available for sale                            $   4,635    $  79,485
                                                      =========    =========

       Acquisition of equipment under
        capitalized leases                            $  58,212    $ 248,676
                                                      =========    =========

       Issuance of warrants for deferred
        investment banking fees                       $ 278,250    $       0
                                                      =========    =========



     ITEM 8.   Changes in and Disagreements With Accountants on Accounting and
               ---------------------------------------------------------------
               Financial Disclosure.
               ---------------------

               None.


                                       PART III

     ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
               -------------------------------------------------------------
               SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.
               --------------------------------------------------------

          Each of the Directors serves from the date of his election until the next annual meeting of stockholders and until his successor is elected and qualified. Officers serve at the discretion of the Board of Directors.

          Information concerning the executive officers and directors of the Company are set forth below:

          Name                Age  Office Held
          ----                ---  -----------

          Stephen J. Cuchel   59   Chairman of the Board,
                                   Co-Chief Executive Officer
                                   and a Director

          Martin Kane         58   President, Co-Chief Executive
                                   Officer and a Director

          Bruce H. Safran     48   Vice President, Secretary and a
                                   Director

          George Kane         54   Vice President, Treasurer
                                   and a Director

          Philip J. Rizzuto   54   Vice President, Management
                                   Information Systems and
                                   a Director

          Douglas L. King     56   a Director

          John Forte          55   Vice President and Chief
                                   Financial Officer

          Dr. Stephen J. Cuchel has been Chairman of the Board, Co-Chief
          ---------------------
     Executive Officer and a Director of the Company for more than the past five years. He is a Director of IHS, President of the American Dental Research Foundation, a partner in a group dental practice with Drs. George Kane and Martin Kane, Assistant Professor at New York University Medical Center and a lecturer at C.W. Post Long Island University. He is a member of the 9th Dental Society, North Eastern Conference of Health, Welfare and Pension Plans. He is also a member of the Board of Directors of the Health Services Administration, Nassau and Suffolk counties. Dr. Cuchel received a B.S. from Union College in 1960 and a D.D.S. from New York University College of Dentistry in 1964. He has also completed post-graduate training at New York Institute of Clinical Oral Pathology, and a residency at Long Island College Hospital in Anesthesiology and Dentistry for Handicapped Children.

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

          Dr. Bruce H. Safran has been a Secretary, Vice President and a
          -------------------
     Director of the Company for more than the past five years. His duties include product development, professional relations and the marketing of dental services. He is also President and a Director of IHS (having served since 1981). Dr. Safran is licensed to practice dentistry in New York and New Jersey, was a solo practitioner between 1974 and 1982 and occasionally serves as a dental consultant to private dental offices. Dr. Safran attended Ohio State University between 1967 and 1970, received a D.D.S. in 1974 from the University of Maryland and an M.B.A. in 1989 from the University of New Haven. He is a member of the American, New York State and Nassau County Dental Societies, the Self-Insurance Institute of America, the Association of Managed Health Care Organizations, the American Health Information Management Association and the National Association of Dental Plans, of which he is a Director.

          Dr. George Kane has been a Vice President and a Director of the
          ---------------
     Company since July 1984, and has been Treasurer of the Company since February 1988. He is a Director and Vice President of IHS. Together with his brother, Martin Kane, and Stephen J. Cuchel, Dr. Kane operates a group dental practice from four offices in New York City and environs. He is a member of the American Dental Association, SED Professional Fraternity for Continuing Education, Academy of General Dentistry, American Endodontic Society, American Society of Preventive Dentistry and Yonkers New York Chamber of Commerce. He received his B.A. from The State University, Rutgers, New Jersey in 1965 and a D.D.S. from New York University College of Dentistry in 1969.

          Philip J. Rizzuto has been a Director of the Company and Vice
          -----------------
     President of Management Information Systems since March 1990. He was a Director, Chief Executive Officer, Secretary and Treasurer of the Healthplex Computer Group from December 1987 until July 31, 1993. His duties include providing technical support services for in-house computer and imaging systems and providing market support for all products. Prior thereto, and at various times since 1982, he was a self-employed consultant to the Company and to other companies. From August 1982 through 1986, Mr. Rizzuto was a Director and Vice President of Management Information Systems for AGS International, Ltd., a privately-held concern. From 1981 to August 1982, Mr. Rizzuto was a Senior Director of Information Systems for the New York City Transit Authority. Mr. Rizzuto received his B.S., Cum Laude, in Computer Technology in 1975 from New York Institute of Technology.

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

          Drs. Martin Kane and George Kane are brothers.

          Based on a review of the Forms 3 and 4, and any amendments thereto, filed during the year ended December 31, 1997 by those individuals required to file and furnish to the Company such reports and the written representation furnished to the Company by each such individual that he is not required to file a Form 5, the Company knows of no delinquent filing of, or failure to file, any such Form which was required to be filed during such year.


     ITEM 10.  EXECUTIVE COMPENSATION.
               ----------------------

          The Summary Compensation Table below sets forth the compensation for services paid or accrued for services in all capacities during the last three fiscal years by the Company and its subsidiaries to the two Co-Chief Executive Officers and the other most highly compensated executive officers whose annual compensation exceeded $100,000:

                                 SUMMARY COMPENSATION

                                 Annual      Long Term
                              Compensation   Compensation
                              ------------   ------------

                           Fiscal
      Name and             ------            Options/        All other
      Principal Position   Year    Salary    SARs (No.)      Compensation 1
      ------------------   ----    ------    ----------      ------------
      Stephen J. Cuchel,   1997    $250,000        -         $14,275
        Chairman of the    1996    $183,121  100,000    2    $13,171
        Board Co-Chief     1995    $158,445   65,000    3    $13,627
        Executive
        Officer and a
        Director

      Martin Kane,         1997    $250,000        -         $11,175
        President,         1996    $183,121  100,000    2    $10,168
        Co-Chief           1995    $158,185   65,000    3    $10,546
        Executive
        Officer and a
        Director

      Bruce H. Safran,     1997    $200,000        -         $ 9,677
        Vice President,    1996    $150,207  100,000    2    $ 8,589
        Secretary and a    1995    $136,597   50,000    3    $ 8,725
        Director

      John F. Forte,       1997    $130,000        -         $ 7,463
        Vice President,    1996    $128,640  150,000    2    $ 6,316
        Chief Financial    1995    $103,290   25,000    3    $ 6,468
        Officer

      Philip J. Rizutto,   1997    $112,000        -         $ 5,132
        Vice President     1996    $106,014     ----         $ 4,802
        and a              1995    $ 99,999   25,000    3    $ 5,244
        Director

             1 Consists of (i) matching contributions to the Retirement Savings Plan of the Company for the years 1997, 1996 and 1995 for each of Drs. Cuchel ($2,275, $1,171 and $1,627), Martin Kane ($2,275, $1,268 and
     $1,646), Safran ($2,275, $1,187 and $1,323) and Philip J. Rizutto ($1,138,
     $808 and $1,250), and (ii) insurance premiums paid by the Company for the years 1997, 1996 and 1995 for each of Drs. Cuchel ($12,000, $12,000 and
     $12,000), Martin Kane ($8,900, $8,900 and $8,900), Safran ($7,402, $7,402
     and $7,402), John Forte ($7,463, $6,316 and $6,468) and Philip J. Rizutto ($3,994, $3,994 and $3,994) on life insurance policies payable to beneficiaries respectively designated by each insured.

             2  These options were granted to the named executive in 1996.

             3 These options were issued in 1995 in replacement of a like number of options granted to the named executive in 1994.


            During 1997, the Company paid a director's fee of $12,000 to Mr. Douglas King and $25,000 to Dr. George Kane for services as a director and officer of the Company.


                   AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                          / OPTION VALUES AT FISCAL YEAR END
                          ----------------------------------

              During 1997, neither the co-Chief Executive Officers of the Company nor any of the most highly compensated executive officers whose annual compensation exceeded $100,000 were granted or exercised options to purchase Common Stock of the Corporation.

     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
               --------------------------------------------------------------

          The following table sets forth the number and percentage of shares of the Company's Common Stock, par value $.001 per share, held by each director, by each executive officer named in the compensation tables of
     Item 10, by each person known by the Company to own in excess of five percent of the Company's Common Stock and by all directors and officers as a group as of March 11, 1998.


      Name and address of          Shares              Percent
      Beneficial owner             Beneficially Owned  of Class
      -------------------          ------------------  --------

      Stephen J. Cuchel (1)          520,418           14.24%
      60 Charles Lindbergh Blvd.
      Uniondale, NY  11553

      Martin Kane (2)                499,400           13.66
      60 Charles Lindbergh Blvd.
      Uniondale, NY  11553

      Bruce H. Safran (3)            342,200           9.40
      60 Charles Lindbergh Blvd.
      Uniondale, NY  11553

      George Kane (4)                525,000           14.44
      73 Gin Lane
      Southampton, NY  11968

      Douglas L. King (5)             18,000            0.50
      535 Center Island Road
      Oyster Bay, NY  11771

      Philip J. Rizzuto (6)          132,818            3.64
      60 Charles Lindbergh Blvd.
      Uniondale, NY  11553

      All Directors and            2,062,836           52.79
      Officers as a group
      (seven persons)(7)

     ----------------------

     (1) Includes 10,280 shares held in custody for certain members of Dr. Cuchel's family; 65,000 shares which Dr. Cuchel may acquire upon exercise of an Incentive Stock Option which is exercisable at a price of $1.1979 per
     share.   Does not include a conditional option, exercisable at a price of
     $1.7821 per share, to acquire 100,000 shares of common stock which was granted to Dr. Cuchel on June 11, 1996. See Item 10. Executive Compensation.

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

     (4) Includes 45,000 shares which Dr. George Kane may acquire upon exercise of a Non-Qualified Stock Option which is exercisable at a price of $1.089 per share. George Kane and Martin Kane are brothers. Each disclaims any voting or investment power over the shares of Common Stock owned by the other.

     (5) Includes 6,000 shares held in a trust of which Mr. King is a one-third beneficiary; and 10,000 shares which Mr. King may acquire upon exercise of a Non-Qualified Stock Option which is exercisable at a price of $1.089 per share.

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

     ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
                  -----------------------------------------------

       During the year ended December 31, 1997, the Company derived revenues from Dentcare of $2,453,764.

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

       Independent Auditor's Report

       Consolidated Balance Sheet - December 31, 1997

       Consolidated Statements of Income for the Years Ended December 31, 1997 and 1996

       Consolidated Statement of Stockholders' Equity for the Years Ended December 31, 1997 and 1996

       Consolidated Statements of Cash Flows for the Years Ended December 31, 1997 and 1996

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

     10.18 Promissory Note in the amount of $50,000 dated July 2, 1996, executed by Martin Kane in favor of the Company, incorporated herein by reference to Exhibit 10,18 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, Commission File No. 0-14236.

     10.19 Promissory Note in the amount of $50,000 dated July 2, 1996, executed by Stephen J. Cuchel in favor of the Company, incorporated herein by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, Commission File No. 0-14236.

     10.20 Form of Conditional Stock Option Agreement granted to Drs. Stephen Cuchel, Martin Kane and Bruce H. Safran and Mr. John Forte on June 11, 1996, incorporated herein by reference to Exhibit 10.20 to the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996, commission File No. 0-14236.

     10.21 Agreement dated July 9, 1997 between the Company and M.H. Meyerson & Co., Inc. incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated September 3, 1997, Commission File No. 0-14236.

     21.1  Subsidiaries of the Company.

     23.1 Consent of Independent Public Accountants relating to the Company's Registration Statement on Form S-8, Commission File No. 33-56758.

     27.1  Financial Data Schedule.

     27.2  Restated Financial Data Schedule for the year ended December 31,
           1996.

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

     Reports on Form 8-K
     -------------------

           No report on Form 8-K was filed during the fiscal quarter ended December 31, 1997.


                                      SIGNATURES

       In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HEALTHPLEX, INC.

                                       By:/s/ Martin Kane
                                          -----------------------
                                          Martin Kane, President
     Date: April 23, 1998

       In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


            Signature                  Title                Date
            ---------                  -----                ----



      /s/ Stephen J. Cuchel   Chairman of the Board   April 23, 1998
      ---------------------   of Directors, Co-Chief
          Stephen J. Cuchel   Executive Officer and a
                              Director (Co-Principal
                              Executive Officer)

      /s/ Martin Kane         President, Co-Chief     April 23, 1998
      ---------------------   Executive Officer and a
          Martin Kane         Director (Co-Principal
                              Executive Officer)

      /s/ Bruce H. Safran     Vice President,         April 23, 1998
      ---------------------   Secretary and a
          Bruce H. Safran     Director

      /s/ George Kane         Vice President,         April 23, 1998
      ---------------------   Treasurer and a
          George Kane         Director

      /s/ Douglas L. King     a Director              April 23, 1998
      ---------------------
          Douglas L. King

      /s/ Philip J. Rizzuto   Vice President and a    April 23, 1998
      ---------------------   Director
          Philip J. Rizzuto

      /s/ John Forte          Vice President and      April 23, 1998
      ---------------------   Chief Financial Officer
          John Forte


                                  Index to Exhibits
                                  -----------------


     Exhibit No.                       Description
     -----------                       -----------

     21.1                              Subsidiaries of the Company

     23.1                              Consent of Independent Public Accountants

     27.1                              Financial Data Schedule

     27.2                              Restated 1996 Financial Data Schedule