Form 10QSB
period 1998-03-31
HEALTHPLEX INC
filed 1998-05-15
CIK 770506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                     FORM 10-QSB


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: March 31, 1998
                                               --------------

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the transition period from              to
                                        -------------   ------------------

          Commission file number  0-14236
                                  -------

          Healthplex, Inc.
          -----------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)


               Delaware                               11-2714365
          ----------------------------------------------------------------
          (State or other jurisdiction of         (I.R.S. Employer
           incorporation or organization)         Identification No.)


           60 Charles Lindbergh Blvd., Uniondale, New York  11553
          -----------------------------------------------------------------
          (Address of principal executive offices)


           516-542-2200
          -----------------------------------------------------------------
          Issuer's telephone number, including area code

          Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                        --   --
          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:
          3,590,082 shares of common stock, par value $.001 per share, outstanding at May 11, 1998.


          Not applicable
          -----------------------------------------------------------------
          (Former name, former address and former fiscal year, if changed since last report)

                           HEALTHPLEX, INC. & SUBSIDIARIES
                           -------------------------------



                                        INDEX
                                        -----



     Part I.   Financial information                                     Page

               Consolidated balance sheets -                               3
               March 31, 1998 unaudited and
               December 31, 1997 audited.


               Consolidated income statements -                            4
               three months ended March 31, 1998 and 1997 unaudited.

               Consolidated statements of cash flows                       5
               three months ended March 31, 1998 and 1997 unaudited.

               Notes to consolidated financial statements                  6

               Management's discussion and analysis of                     7-8
               financial condition and results of operations.

     Part II.

               Item 1.  Legal Proceedings                                  9

               Item 2.  Changes in Securities                              9

               Item 3.  Default upon Senior Securities                     9

               Item 4.  Submission of Matters to a Vote of
                        Security Holders                                   9

               Item 5.  Other Information                                  9

               Item 6.  Exhibits and Reports on From 8-K                   9

               Signatures

     HEALTHPLEX, INC. & SUBSIDIARIES
     -------------------------------
     CONSOLIDATED BALANCE SHEETS
     ---------------------------

                                                  March 31,        December 31,
                                                      1998             1997
                                                  (Unaudited)           *
     ASSETS                                       -----------      ------------
     ------
     Current assets:
     --------------

     Cash and cash equivalents                    $   794,152      $   784,709
     Investments-available for sale                   874,925          800,773
     Accounts receivable                              457,768          541,836
     Notes receivable-current portion                  53,733           33,331
     Due from Dentcare Delivery Systems, Inc.          95,587
     Other receivables                                 15,832           40,832
     Prepaid expenses                                       0            6,827
                                                  -----------       ----------
       Total current assets                         2,291,997        2,208,308

     Fixed assets, net of depreciation                980,269        1,000,509
     Note receivable - less current portion            44,929           78,516
     Investments-available for sale                   548,141          597,856
     Security deposits                                 35,406           55,406
     Deferred investment banking fees                 249,263          263,925
     Goodwill, less accumulated
      amortization                                     13,205           13,543
     Loan to Dentcare Delivery Systems, Inc.          515,820          515,820
                                                  -----------       ----------
                                                   $4,679,030       $4,733,883
                                                  ===========       ==========
     LIABILITIES AND STOCKHOLDERS' EQUITY
     ------------------------------------

     Current liabilities:
     --------------------
     Accounts payable                              $  394,529       $  395,536
     Current portion of capitalized lease
      obligations                                     134,989          134,988
     Accrued expenses and taxes                       286,956          278,883
     Due to Dentcare Delivery Systems, Inc.                 0          161,328
     Income taxes payable                             198,145          188,422
     Deferred rent payable                              5,184            2,594
                                                   ----------       ----------
        Total current liabilities                   1,017,803        1,161,751

     Capitalized lease obligations, less
      current portion                                  91,046          124,794
     Deferred rent payable                            118,892          122,143
     Deferred income taxes payable                     61,735           61,735
                                                   ----------       ----------
      Total liabilities                             1,289,476        1,470,423
                                                   ----------       ----------

     Minority interest                                 12,386           10,159
                                                   ----------       ----------

     Stockholders' equity:
     Common stock $.001 par value,
      authorized 20,000,000 shares;
     issued 3,591,682                                   3,592            3,592
     Paid-in capital                                2,255,018        2,255,018
     Unrealized loss on
      investments-available for sale                 (46,806)         (44,871)
     Retained earnings                              1,168,014        1,042,212
     Less: Treasury stock, 1,600 shares                 2,650            2,650
                                                   ----------       ----------
        Total stockholders' equity                  3,377,158        3,253,301
                                                   ----------       ----------
                                                  $ 4,679,030      $ 4,733,883
                                                   ==========       ==========



     See notes to financial statements which are an integral part hereof. *Derived from audited financial statements.

     HEALTHPLEX, INC. & SUBSIDIARIES
     -------------------------------
     CONSOLIDATED INCOME STATEMENTS
     ------------------------------
     FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
     --------------------------------------------------
     (UNAUDITED)
     -----------

                                              1998               1997
                                              ----          (Reclassified)
                                                            --------------

     Revenues
     --------
     Service fee income                   $   820,561         $  646,520
     Administrative service income          1,261,271            956,752
                                          -----------         ----------
     Total service fee income               2,081,832          1,603,272


     Premium income                         1,898,564          1,771,423
     Sales-computer services                    3,375              1,923
                                          -----------         ----------

          Total revenues                    3,983,771          3,376,618
                                          -----------         ----------

     Cost of Revenues
     ----------------
     Direct expenses - related to
       service fees                           826,838            524,663
     Dental expenses - related to
       premium income                       1,569,661          1,510,729
     Cost of sales - computer services              0              4,989
                                          -----------         ----------
                                            2,396,499          2,040,381
                                          -----------         ----------

     Gross Margin on Revenues               1,587,272          1,336,237
     ------------------------             -----------         ----------
     Selling, general and
       administrative expense               1,364,037          1,202,154
     Interest expense                           6,997             13,810
                                          -----------         ----------
                                            1,371,034          1,215,964
                                          -----------         ----------

     Income from operations                   216,238            120,273
     Other income
          Interest income                      24,516             27,739
          Dividend income                       4,857              2,139
                                          -----------         ----------
     Income before income taxes               245,611            150,151


     Provision for income taxes               117,582             64,962
                                          -----------         ----------


     Income before minority taxes             128,029             85,189
     Minority interest                          2,227              3,100
                                          -----------         ----------


     Net Income                           $   125,802         $   82,089
                                          ===========         ==========

     Earnings per share (Note 3):
          Basic                           $     0.035         $    0.023
                                          ===========         ==========
          Diluted                         $     0.034         $    0.022
                                          ===========         ==========
     Weighted average number of shares
       of common stock outstanding:
          Basic                             3,590,082          3,585,082
                                          ===========         ==========
          Diluted                           3,694,921          3,716,508
                                          ===========         ==========




     See notes to financial statements which are an integral part hereof.

     HEALTHPLEX, INC. & SUBSIDIARIES
     -------------------------------
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     --------------------------------------
     FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
     ---------------------------------------------------
     (UNAUDITED)
     -----------

                                                         1998          1997
                                                         ----          ----
                                                                    (Restated)
                                                                   -----------
     INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
     Cash flows from operating activities:
     Net income                                     $  125,802      $  82,089
     Adjustments to reconcile net income to net
     cash provided by operating activities:
        Depreciation and amortization                   54,994         53,807
        Deferred rent expense                             (661)         1,842
        Deferred investment banking fees                14,662              0
        Minority interest                                2,227          3,100
     (Increase) decrease in:
        Accounts receivable                             84,068         92,550
        Due from Dentcare Delivery Systems, Inc.       (95,587)             0
        Other receivables                               25,000            982
        Prepaid expenses                                 6,827         10,655
     Increase (decrease) in:
        Accounts payable                                (1,007)       (57,628)
        Accrued expenses and taxes                       8,073         39,256
        Due to Dentcare Delivery Systems, Inc.        (161,328)       (13,166)
        Income taxes payable                             7,723        (75,722)
                                                     ---------    -----------
     Net cash provided by operating activities          70,793        137,765
                                                     ---------    -----------

     Cash flows from investing activities:
        Purchase of investments                        (26,372)             0
        Proceeds from sale of investments                    0         88,580
        Capital expenditures                           (34,416)       (40,462)
        Repayments of secured note receivable           13,185         11,304
        Security deposits refunded (paid)               20,000           (850)
                                                     ---------    -----------
     Net cash provided by (used in) investing
     activities                                        (27,603)        58,572
                                                     ---------    -----------

     Cash flows from financing activities:
        Repayment of long-term debt                    (33,747)       (55,821)
                                                     ---------    -----------
     Net cash used in financing activities             (33,747)       (55,821)
                                                    ----------    -----------

     Net increase (decrease) in cash                     9,443        140,516
     Cash and cash equivalents at beginning of
     period                                            784,709        344,109
                                                    ----------    -----------
     Cash and cash equivalents at end of period    $   794,152        484,625
                                                   ===========    ===========

     Cash paid during the year for:
        Interest                                  $      6,997     $   13,810
                                                  ============    ===========
        Income taxes                               $   109,481     $  140,058
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

                           HEALTHPLEX, INC. & SUBSIDIARIES
                           -------------------------------
                            NOTES TO FINANCIAL STATEMENTS
                            -----------------------------




     NOTE 1 - BASIS OF PRESENTATION
     ------------------------------

     The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-QSB and Rule 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998.

     In previously issued quarterly financial statements, the Company's majority-owned subsidiary, DHG, Inc., was reported under the equity method of accounting. The statement of income for the three months ended March 31, 1997 has been reclassified to reflect the revenues and expenses (and related minority interest) of this subsidiary (rather than the single amount for the Company's two-thirds interest in the subsidiary's net income previously presented) so as to conform to the consolidated presentation for 1998. Such change had no effect on reported net income in 1997. The consolidated statement of cash flows for 1997 has been restated to include the cash balances and cash flows of this subsidiary.

     For a summary of significant accounting policies, refer to Note 2 of Notes to Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.


     Note 2 - COMPREHENSIVE INCOME
     -----------------------------

     For the three months ended March 31, 1988 comprehensive income amounted to $123,867. The difference between net income and comprehensive income is due to unrealized losses of $1,935 on investments classified as available-for-sale.


     Note 3 - EARNINGS PER SHARE
     ---------------------------

     The Company has adopted statement of Financial Accounting Standards No. 128 "Earnings per Share," ("SFAS No. 128") which superseded Accounting Principles Board Opinion No. 15. Under SFAS No. 128, earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are reported when applicable to reflect the potential dilution that could occur if outstanding options and warrants to purchase common stock were exercised. SFAS No. 128 has been applied retroactively to 1997 and the per share results have been restated accordingly.

                           HEALTHPLEX, INC. & SUBSIDIARIES
                           -------------------------------

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS
                         -----------------------------------


     FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
     --------------------------------------------------


     Results of Operations - Revenue Overview
     ----------------------------------------

     Revenue increased  by  $607,153, or 18.0%, to  $3,983,771 from  $3,376,618.
     Approximately $304,000, or 50.1% of the increase represented an increase in revenue from the Company's administrative service income business. Such increase is the result of continued growth of the customer base. The Company continues to emphasize its administrative business through focused marketing efforts targeting specific entities.

     The amounts for administrative service income, total service fee income and total revenue reported herein for the three months ended March 31, 1997, have each been increased by $79,615 from the amounts previously reported therefor. Such amount represents the administrative service income of the Company's majority-owned subsidiary, DHG, Inc. In previously issued quarterly financial statements, the Company accounted for its two-thirds interest in this subsidiary on the equity method. For 1998, the accounts of this subsidiary have been fully consolidated with that of the Company and its wholly-owned subsidiaries. The 1997 financial statements have been revised accordingly to reflect the components of the subsidiary's revenues, expenses and related minority interest. The revisions to reclassify the components of the subsidiary's net income had no effect on the reported net income for the three months ended March 31, 1997.

     The following table illustrates the changes in revenue:


     For the three months                                           Increase
     ended March 31,                 1998            1997          (Decrease)
     -------------------------------------------------------------------------

     Service fee income           $  820,561      $  646,520       $  174,041
     Administrative service
     income                        1,261,271         956,752          304,519
                                  ----------      ----------       ----------
     Total service fee income      2,081,832       1,603,272          478,560
     Premium income                1,898,564       1,771,423          127,141
     Sales computer service            3,375           1,923            1,452
                                  ----------      ----------       ----------
         Total                    $3,983,771      $3,376,618       $  607,153
                                  ==========      ==========       ==========

     Results of Operations Gross - Margin, Expenses & Income
     -------------------------------------------------------

     Gross margin on revenue increased by $251,035, or 18.8% to $1,587,272 during the first three months of 1998 as compared to $1,336,237 during the comparable period of 1997. Of the increase in gross margin, $176,385, or 70.3%, was due to the increase in gross margin from service fee income due to the continuing expansion of the administrative service business.

     The amount of gross margin reported for 1997 has been increased by $79,615 from that previously reported, which revision is due to the inclusion of DHG, Inc.'s revenues. There are no costs of revenues reported therefor; expenses and related overhead are included in selling, general and administrative expense.

     The following table illustrates the changes in gross margin:


     For the three months                                          Increase
     ended March 31,                 1998            1997          (Decrease)
     -------------------------------------------------------------------------

     Service fee income          $  1,254,994     $ 1,078,609     $   176,385
     Premium income                   328,903         260,694          68,209
     Sales - computer services          3,375          (3,066)          6,441
                                -------------     -----------     -----------
         Total                  $   1,587,272     $ 1,336,237     $   251,035
                                =============     ===========     ===========

                           HEALTHPLEX, INC. & SUBSIDIARIES
                           -------------------------------

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS
                         -----------------------------------


     FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
     --------------------------------------------------


     Results of Operations - Gross Margin, Expenses & Income (Cont'd)
     ----------------------------------------------------------------


     Selling, general and administrative expenses increased by $161,883, or 13.5%, to $1,364,037 in 1998 from $1,202,154 in 1997, primarily as a result of $149,576 in increased payroll related costs incurred to meet the demands of the expanding administrative service business. The amount of selling, general and administrative expenses reported for 1997 had been increased by $76,515 from that previously recorded due to the inclusion of DHG, Inc.'s expenses for such year.

     Pre-tax income increased by $95,460, or 63.6%, to $245,611 in 1998 from $150,151 in 1997, principally as a result of an increase in administrative service business. The amount reported for 1997 has been increased by $3,100 from that previously reported. Such amount represents the one-third minority interest in DHG, Inc. which is deducted after the provision for income taxes.

     The provision for income taxes increased by $52,620, or 81.0%, to $117,582 in 1998 from $64,962 in 1997.

     As a result, net income increased by $43,713, or 53.3%, to $125,802 in 1998. Net income of $82,089 for 1997 was not affected by the inclusion of DHG, Inc.

     The Company's adoption of SFAS No. 128 had very little impact on reported earnings per share. Application of the new standard resulted in diluted earnings per share being one-tenth of one cent less than basic earnings per share in each of the three-month periods ended March 31, 1998 and 1997.

     The Company has also adopted SFAS No. 130 "Reporting Comprehensive Income". See note 2 to the consolidated financial statements.


     Liquidity and Capital Resources
     -------------------------------

     The Company's cash, cash equivalents and short term investments increased by $83,595 to $1,669,077 at March 31, 1998 from $1,585,482 at December 31,
     1997. Cash and cash equivalents, exclusive of short-term investments increased by $9,443 to $794,152. Earnings before depreciation, deferred items and minority interest amounted to $197,024 for the three months ended March 31, 1998 and were the principal reason for the $70,793 of cash flows provided by operating activities. In addition, these same elements continue to be the Company's primary source of liquidity.

     The Company used $34,416  to purchase additional equipment.   Cash outflows
     of $26,372  were used  to  purchase investments.    Other cash  inflows  of
     $33,185 brought the total cash used in investing activities to $27,603.

     The Company used $33,747 to repay long-term debt.

     The Company continues in a strong cash position with good liquidity.

                           HEALTHPLEX, INC. & SUBSIDIARIES
                           -------------------------------

                             PART II - OTHER INFORMATION
                             ---------------------------




     Item 1.   Legal Proceedings
     ---------------------------

          Neither the Registrant nor its subsidiaries are a party, nor is any of their property subject, to material pending legal proceedings or material proceedings known to be contemplated by governmental authorities.


     Item 2.   Changes in Securities
     -------------------------------

          None

     Item 3.   Defaults Upon Senior Securities
     -----------------------------------------

          None

     Item 4.   Submission of Matters to a Vote of Security Holders
     -------------------------------------------------------------

          None

     Item 5.   Other Information
     ---------------------------

          None

     Item 6.   Exhibits and Reports on Form 8-K
     ------------------------------------------

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






                                        HEALTHPLEX, INC.
                                        ----------------
                                        Registrant


     Date:  May 14, 1998                By: /s/ MARTIN KANE
                                            -------------------------
                                            Martin Kane
                                            President


     Date:  May 14, 1998                By: /s/ JOHN FORTE
                                            -------------------------
                                            John Forte
                                            Chief Financial Officer

                                 EXHIBIT INDEX



          Exhibit         Description
          -------         -----------

            27            Financial Data Schedule