Form 10QSB
period 1998-06-30
HEALTHPLEX INC
filed 1998-08-12
CIK 770506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                     FORM 10-QSB


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended:         June 30, 1998

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the transition period from                     to
                                         -------------------    -----------

          Commission file number  0-14236


          Healthplex, Inc.
          -----------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)



          Delaware                                         11-2714365
          -----------------------------------------------------------------
          (State or other jurisdiction of              (I.R.S. Employer
           incorporation or organization)               Identification No.)



          60 Charles Lindbergh Blvd., Uniondale, New York  11553
          -----------------------------------------------------------------
          (Address of principal executive offices)



          516-542-2200
          -----------------------------------------------------------------
          (Issuer's telephone number, including area code)


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

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:
          3,590,082 shares of common stock, par value $.001 per share, outstanding at July 31, 1998.

          Not applicable
          -----------------------------------------------------------------
                 (Former name, former address and former fiscal year,
                            if changed since last report)

                           HEALTHPLEX, INC. & SUBSIDIARIES
                           -------------------------------





                                        INDEX
                                        -----



          Part I.   Financial information                              Page

                    Consolidated balance sheets -                         3
                    June 30, 1998 unaudited and
                    December 31, 1997 audited.


                    Consolidated income statements -                      4
                    six months ended June 30, 1998 and 1997
                    unaudited and three months ended June 30, 1998 and 1997 unaudited.

                    Consolidated statements of cash flows -               5
                    six months ended June 30, 1998 and 1997
                    unaudited.

                    Notes to consolidated financial statements            6

                    Management's discussion and analysis of             7-8
                    financial condition and results of operations.


          Part II.

                    Item 1.   Legal Proceedings                           9

                    Item 2.   Changes in Securities                       9

                    Item 3.   Defaults upon Senior Securities             9

                    Item 4.   Submission of Matters to a Vote of Security
                              Holders                                     9

                    Item 5.   Other Information                           9

                    Item 6.   Exhibits and Report on Form 8-K             9

                    Signature

          HEALTHPLEX, INC. & SUBSIDIARIES
          -------------------------------
          CONSOLIDATED BALANCE SHEETS
          ---------------------------
                                                   June 30,   December 31,
                                                     1998         1997
                                                  (Unaudited)       *
                                                  -----------  -----------
          ASSETS
          ------
          Current assets:
          --------------
          Cash and cash equivalents . . . . . .    $1,313,373    $  784,709
          Investments - available for sale  . .       782,653       800,773
          Accounts receivable . . . . . . . . .       345,534       541,836
          Notes receivable - current portion  .        54,144        33,331
          Other receivables . . . . . . . . . .        16,372        40,832
          Prepaid expenses  . . . . . . . . . .             0         6,827
                                                   ----------    ----------
               Total current assets . . . . . .     2,512,076     2,208,308

          Fixed assets, net of depreciation . .       991,561     1,000,509
          Notes receivable - less current
             portion  . . . . . . . . . . . . .        34,014        78,516
             Investments - available for sale .       474,655       597,856
          Security deposits . . . . . . . . . .        70,773        55,406
          Deferred investment banking fees  . .       234,600       263,925
             Goodwill, less accumulated
                amortization  . . . . . . . . .        12,866        13,543
          Loan to Dentcare Delivery Systems,          515,820       515,820
             Inc. . . . . . . . . . . . . . . .    ----------    ----------
                                                   $4,846,365    $4,733,883
                                                   ==========    ==========
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

          Current liabilities:
          -------------------
          Accounts payable  . . . . . . . . . .    $  393,933    $  395,536
          Current portion of capitalized lease
             obligations  . . . . . . . . . . .       141,896       134,988
          Accrued expenses and taxes  . . . . .       228,629       278,883
             Due to Dentcare Delivery Systems,
                Inc.  . . . . . . . . . . . . .        20,231       161,328
          Income taxes payable  . . . . . . . .       302,409       188,422
          Deferred rent payable . . . . . . . .         5,184         2,594
                                                   ----------    ----------
               Total current liabilities  . . .     1,092,282     1,161,751

          Capitalized lease obligations, less
             current portion  . . . . . . . . .        50,391       124,794
          Deferred rent payable . . . . . . . .       118,231       122,143
           Deferred income taxes payable  . . .        61,735        61,735
                                                   ----------    ----------
               Total liabilities  . . . . . . .     1,322,639     1,470,423
                                                   ----------    ----------

          Minority interest . . . . . . . . . .        12,002        10,159
                                                   ----------    ----------

          Stockholders' equity:
          --------------------
          Common stock $.001 par value,
             authorized 20,000,000 shares;
             issued 3,591,682 . . . . . . . . .         3,592         3,592
          Paid-in capital . . . . . . . . . . .     2,255,018     2,255,018
          Unrealized loss on investments -
             available for sale . . . . . . . .      (62,458)      (44,871)
          Retained earnings . . . . . . . . . .     1,318,222     1,042,212
          Less:  Treasury stock, 1,600 shares .         2,650         2,650
                                                   ----------    ----------
               Total stockholders' equity . . .     3,511,724     3,253,301
                                                   ----------    ----------
                                                   $4,846,365    $4,733,883
                                                   ==========    ==========
          See notes to financial statements which are an integral part hereof.
          *Derived from audited financial statements.

          HEALTHPLEX, INC. & SUBSIDIARIES
          -------------------------------
          CONSOLIDATED STATEMENTS OF OPERATIONS
          -------------------------------------
          (UNAUDITED)
          -----------
                                               For the Six Months Ended
                                                June 30        June 30,
                                                 1998            1997
                                                -------        --------
           Revenues                                         (Reclassified)
           --------
           Service fee income  . . . . . .      $1,602,821      $1,337,676
           Administrative service income .       2,534,304       1,926,801
                                                ----------      ----------
           Total service fee income  . . .       4,137,125       3,264,477

           Premium income  . . . . . . . .       3,782,962       3,556,955
           Sales-computer services . . . .           5,775           1,923
                                                ----------      ----------
            Total revenues   . . . . . . .       7,925,862       6,823,355
                                                ----------      ----------

           Cost of Revenues
           ----------------
           Direct expenses - related to
              service fees . . . . . . . .       1,692,412       1,139,613
           Dental expenses - related to
              premium income . . . . . . .       3,147,895       3,014,905
           Cost of sales - computer
              services . . . . . . . . . .               0           8,061
                                                 ----------     ----------
                                                 4,840,307       4,162,579
                                                ----------      ----------
           Gross Margin on Revenues              3,085,555       2,660,776
           ------------------------             ----------      ----------

           Selling, general and
              administrative expense . . .       2,633,932       2,384,807
           Interest expense  . . . . . . .          13,565          28,518
                                                ----------      ----------

                                                 2,647,497       2,413,325
                                                ----------      ----------

           Income from operations  . . . .         438,058         247,451
           Other income
              Gain on sale of securities .           3,111               0
              Interest income  . . . . . .          48,456          51,475
              Dividend income  . . . . . .          11,375           5,151
                                                ----------      ----------
           Income before income taxes  . .         501,000         304,077

           Provision for income taxes  . .         223,147         132,049
                                                ----------      ----------

           Income before minority interest         277,853         172,028
           Minority interest . . . . . . .           1,843           3,766
                                                ----------      ----------

           Net income  . . . . . . . . . .      $  276,010      $  168,262
                                                ==========      ==========

           Earnings per share (Note 3):
              Basic  . . . . . . . . . . .      $    0.077      $    0.047
                                                ==========      ==========
              Diluted  . . . . . . . . . .      $    0.073      $    0.045
                                                ==========      ==========
           Weighted average number of
              shares of common stock
              outstanding
              Basic  . . . . . . . . . . .       3,590,082       3,585,082
                                                ==========      ==========
              Diluted  . . . . . . . . . .       3,772,640       3,716,508
                                                ==========      ==========


                                              For the Three Months Ended
                                               June 30,        June 30,
                                                 1998            1997
                                               --------        --------
          Revenues                                          (Reclassified)
          --------
          Service fee income  . . . . . . .    $  782,260        $  691,156
          Administrative service income . .     1,273,033           970,049
                                               ----------        ----------
          Total service fee income  . . . .     2,055,293         1,661,205

          Premium income  . . . . . . . . .     1,884,398         1,785,532
          Sales - computer services . . . .         2,400                 0
                                               ----------        ----------
             Total revenues . . . . . . . .     3,942,091         3,446,737
                                               ----------        ----------

          Cost of Revenues
          ----------------
          Direct expenses - related to
             service fees . . . . . . . . .       865,574           614,950
          Dental expenses - related to
             premium income . . . . . . . .     1,578,234         1,504,176
          Cost of sales - computer services             0             3,072
                                               ----------        ----------
                                                2,443,808         2,122,198
                                               ----------        ----------
          Gross Margin on Revenues              1,498,283         1,324,539
          ------------------------             ----------        ----------

          Selling, general and
             administrative expense . . . .     1,269,895         1,182,653
          Interest expense  . . . . . . . .         6,568            14,708
                                               ----------        ----------

                                                1,276,463         1,197,361
                                               ----------        ----------

          Income from operations  . . . . .       221,820           127,178
          Other income
             Gain on sale of securities . .         3,111                 0
             Interest income  . . . . . . .        23,940            23,736
             Dividend income  . . . . . . .         6,518             3,012
                                               ----------        ----------
          Income before income taxes  . . .       255,389           153,926

          Provision for income taxes  . . .       105,565            67,087
                                               ----------        ----------

          Income before minority interest .       149,824            86,839
          Minority interest . . . . . . . .                             666
                                                     (384)       ----------

          Net income  . . . . . . . . . . .    $  150,208        $   86,173
                                               ==========        ==========

          Earnings per share (Note 3):
             Basic  . . . . . . . . . . . .    $    0.042         $   0.024
                                               ==========         =========
             Diluted  . . . . . . . . . . .    $    0.046         $   0.023
                                               ==========         =========
          Weighted average number of shares
             of common stock outstanding
             Basic  . . . . . . . . . . . .     3,590,082         3,585,082
                                               ==========        ==========
             Diluted  . . . . . . . . . . .     3,772,640         3,716,508
                                               ==========        ==========


          See notes to financial statements which are an integral part hereof.

          HEALTHPLEX, INC. & SUBSIDIARIES
          -------------------------------
          CONSOLIDATED STATEMENTS OF CASH FLOWS
          -------------------------------------
          FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
          -----------------------------------------------
          (UNAUDITED)
          -----------
                                                   June 30,     June 30,
                                                     1998         1997
                                                   --------     --------
                                                               (Restated)
          INCREASE (DECREASE) IN CASH AND CASH
          EQUIVALENTS

          Cash flows from operating activities:
          Net income  . . . . . . . . . . . . .  $  276,010    $  168,262
             Adjustments to reconcile net
                income to net cash provided by
                operating activities:
                Depreciation and                    113,819       108,983
                   amortization . . . . . . . .
                Deferred rent expense . . . . .      (1,322)        3,684
                Deferred investment banking          29,325             0
                   fees . . . . . . . . . . . .
                Minority interest . . . . . . .       1,843         3,766
                Gain on sales of securities . .      (3,111)            0
          (Increase) decrease in:
             Accounts receivable  . . . . . . .     196,302       (30,834)
             Other receivables  . . . . . . . .      24,460       (10,280)
             Prepaid expenses . . . . . . . . .       6,827       (13,803)
          Increase (decrease) in:
             Accounts payable . . . . . . . . .      (1,603)      (10,810)
             Accrued expenses and taxes . . . .     (50,254)      118,717
             Due to Dentcare Delivery Systems,     (141,097)      (31,777)
                Inc.  . . . . . . . . . . . . .
             Income taxes payable . . . . . . .     113,987       (11,904)
                                                 ----------    ----------
          Net cash provided by operating            565,186       294,004
             activities . . . . . . . . . . . .  ----------    ----------

          Cash flows from investing activities:
             Purchase of investments  . . . . .           0             0
             Proceeds from sale of investments      126,845        88,580
             Capital expenditures . . . . . . .    (104,194)      (67,391)
             Repayment of notes receivable  . .      23,689        25,710
             Security deposits expense paid . .     (15,367)         (850)
                                                 ----------    ----------
          Net cash provided by investing             30,973        46,049
             activities . . . . . . . . . . . .  ----------    ----------

          Cash flows from financing activities:
             Repayment of long-term debt  . . .     (67,495)     (114,369)
                                                 ----------    ----------
          Net cash used in financing                (67,495)     (114,369)
             activities:  . . . . . . . . . . .  ----------    ----------

          Net increase in cash  . . . . . . . .     528,664       225,684
          Cash and cash equivalents at              784,709       334,109
             beginning of period  . . . . . . .  ----------    ----------
          Cash and cash equivalents at end of    $1,313,373    $  569,793
             period . . . . . . . . . . . . . .  ==========    ==========

          Cash paid during the period for:
             Interest . . . . . . . . . . . . .  $   13,565    $   28,518
                                                 ==========    ==========
             Income Taxes . . . . . . . . . . .  $  109,481    $  140,058
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

                           HEALTHPLEX, INC. & SUBSIDIARIES
                           -------------------------------
                            NOTES TO FINANCIAL STATEMENTS
                            -----------------------------



          NOTE 1 - BASIS OF PRESENTATION
          ------------------------------

          The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-QSB and rule 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

          In previously issued interim financial statements for 1997, the Company's majority-owned subsidiary, DHG, Inc., was reported under the equity method of accounting. The statements of operations for the six and three months ended June 30, 1997, have been reclassified to reflect the revenues and expenses (and related minority interest) of this subsidiary (rather than the single amount for the Company's two-thirds interest in the subsidiary's net income previously presented) so as to conform to the consolidated presentation for 1998. Such change has no effect on reported net income in 1997. The consolidated statement of cash flows for 1997 has been restated to include the cash balances and cash flows of this subsidiary.

          For a summary of significant accounting policies, refer to Note 2 of Notes to Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.


          NOTE 2 - COMPREHENSIVE INCOME
          -----------------------------

          For the six months ended June 30, 1998 comprehensive income amounted to $258,423. The difference between net income and comprehensive income is due to unrealized losses of $17,587 on investments classified as available-for-sale.


          NOTE 3 - EARNINGS PER SHARE
          ---------------------------

          The Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share", ("SFAS No 128"), which superseded Accounting Principles Board Opinion No. 15. Under SFAS No. 128, earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are reported when applicable to reflect the potential dilution that could occur if outstanding options and warrants to purchase common stock were exercised. SFAS No. 128 has been retroactively applied to 1997; however, such per share results were unchanged.

                           HEALTHPLEX, INC. & SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

          FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
          -----------------------------------------------

          Results of Operations - Revenue Overview
          ----------------------------------------

          Revenue increased by $1,102,507 or 16.2% to $7,925,862 from $6,823,355. Approximately $608,000, or 55.1% of the increase represented an increase in revenue from the Company's administrative service income business. Such increase is the result of servicing major groups added during 1997. The Company continues to emphasize its administrative business through focused marketing efforts targeting specific entities.

          The amounts for administrative service income, total service fee income and total revenue reported herein for the six months ended June 30, 1997, have each been increased by $156,802 from the amounts previously reported therefor. (For the three months ended June 30, 1997, the amount of such increase was $77,187). Such amounts represent the administrative service income of the Company's majority-owned subsidiary, DHG, Inc. In previously issued 1997 interim financial statements, the Company accounted for its two-thirds interest in this subsidiary on the equity method. For 1998, the accounts of this subsidiary have been fully consolidated with that of the Company and its wholly-owned subsidiaries. The 1997 financial statements have been revised accordingly to reflect the components of the subsidiary's revenues, expenses and related minority interest. The revisions to reclassify the components of the subsidiary's net income had no effect on the reported net income for the 1997 periods.

          The following table illustrates the changes in revenue:


                                                                     Increase
     For the six months ended June 30,      1998          1997      (Decrease)
     --------------------------------       ----          ----      ----------
     Service fee income  . . . . . . .    $1,602,821   $1,337,676    $  265,145
     Administrative service                2,534,304    1,926,801       607,503
        income . . . . . . . . . . . .    ----------   ----------    ----------
        Total service fee income . . .     4,137,125    3,264,477       872,648
     Premium income  . . . . . . . . .     3,782,962    3,556,955       226,007
     Sales - computer service  . . . .         5,775        1,923         3,852
        Total  . . . . . . . . . . . .    $7,925,862   $6,823,355    $1,102,507
                                          ==========   ==========    ==========


          Results of Operations - Gross Margin, Expenses & Income
          -------------------------------------------------------

          Gross margin on revenue increased by $424,779, or 16.0%, to $3,085,355 during the first six months of 1998 as compared to $2,660,776 during the comparable period of 1997. Of the increase in gross margin, $319,849 or 75.3% was due to the increase in gross margin from service fee income due to the continuing expansion of the administrative service business.

          The amount of gross margin reported for the first six months of 1997 has been increased by $156,802 ($77,187 for the three months ended June 30, 1997) from that previously reported, which revision is due to the inclusion of DHG, Inc.'s revenues. There are no costs of revenues reported therefor; expenses and related overhead are included in selling, general and administrative expense.

          The following table illustrates the changes in gross margin:


                                                                     Increase
     For the six months ended June 30,      1998          1997      (Decrease)
     ---------------------------------      ----          ----      ----------
     Service fee income  . . . . . . .    $2,444,713   $2,124,864    $  319,849
     Premium income  . . . . . . . . .       635,067      542,050        93,017
     Sales - computer service  . . . .         5,775       (6,138)       11,913
                                          ----------   ----------    ----------
        Total  . . . . . . . . . . . .    $3,085,555   $2,660,776    $  424,779
                                          ==========   ==========    ==========

                           HEALTHPLEX, INC. & SUBSIDIARIES

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS

          FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
          -----------------------------------------------

          Results of Operations - Gross Margin, Expenses & Income
          (Continued)
          -------------------------------------------------------

          Selling, general and administrative expenses increased by $249,125, or 10.4%, to $2,633,932 in 1998 from $2,384,807 in
          1997, primarily as a result of $294,954 in increased payroll related costs incurred to meet the demands of the expanding administrative service business. The amount of selling, general and administrative expenses reported for the first six months of 1997 has been increased by $153,036 from that previously reported due to the inclusion of DHG, Inc.'s expenses for such period. (For the first three months of 1997 the increase was $76,521).

          Pre-tax income increased by $196,923, or 64.8%, to $501,000 for the first six months of 1998 from $304,077 in 1997, principally as a result of an increase in administrative service business. The amount reported for 1997 has been increased by $3,766 from that previously reported. Such amount represents the one-third minority interest in DHG, Inc. which is deducted after the provision for income taxes. (For the first three months of 1997 the change was a decrease of $666).

          The provision for income taxes increased by $91,098, or 69.0%, to $223,147 in 1998 from $132,049 in 1997.

          As a result, net income increased by $107,748 or 64.0% to $276,010 in 1998. Net income for the 1997 period was not affected by the inclusion of DHG, Inc.

          The Company's adoption of SFAS No. 128 had no impact on reported earnings per share.

          The Company has also adopted SFAS No. 130 "Reporting
          Comprehensive Income".  See Note 2 of Notes to Financial
          Statements.

          Liquidity and Capital Resources
          -------------------------------

          The Company's cash, cash equivalents and short term investments increased by $510,544 to $2,096,026 at June 30, 1998 from
          $1,585,482 at December 31, 1997. Cash and cash equivalents, exclusive of short-term investments increased by $528,664 to $1,313,373. Earnings before depreciation, deferred items and minority interest amounted for $419,675 for the six months ended June 30, 1998 and were the principal reason for the $565,186 of cash flows provided by operating activities. In addition, these same elements continue to be the Company's primary source of liquidity.

          The Company used $104,194 to purchase additional equipment. Cash inflow of $126,845 were generated by the sale of investments. Other net cash inflows of $8,322 brought the total cash used in investing activities to $30,973.

          The Company used $67,495 to repay long-term debt.

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


          Item 2.   Changes in Securities
          -------   ---------------------

                    None


          Item 3.   Defaults Upon Senior Securities
          -------   -------------------------------

                    None


          Item 4.   Submission of Matters to a Vote of Security Holders
          -------   ---------------------------------------------------

                    At the Annual Meeting of Stockholders held on July 28, 1998 the approval of Libero & Kappel as independent auditors for the fiscal year ended December 31, 1998 was ratified. 3,517,854 votes were cast for, 3,300 votes were cast against and 1,200 votes abstained with respect to such proposal.


          Item 5.   Other Information
          -------   -----------------

                    None


          Item 6.   Exhibits and Reports on Form 8-K
          -------   --------------------------------

                    Exhibit        Description

                      27.1         Financial Data Schedule

                      27.2         Restated Financial Data Schedule for
                                   June 30, 1997.

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



                                   Healthplex, Inc., Registrant


          Date:  August 11, 1998   By: /s/ Martin Kane
                                      -------------------------------------
                                      Martin Kane, President



          Date:  August 11, 1998   By: /s/ John Forte
                                      -------------------------------------
                                      John Forte, Chief Financial Officer

                                  EXHIBIT INDEX

         Exhibit                Description
         -------                -----------

         27.1                   Financial Data Schedule.

         27.2                   Restated Financial Data Schedule for
                                  June 30, 1997.