Form 10QSB
period 1998-09-30
HEALTHPLEX INC
filed 1998-11-13
CIK 770506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                     FORM 10-QSB


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1998
                                               ------------------

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


          For the transition period from                 to
                                         ---------------    ---------------

          Commission file number  0-14236
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

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:
          3,600,382 shares of common stock, par value $.001 per share, outstanding at October 31, 1998.


          Not applicable
          -----------------------------------------------------------------
          (Former name, former address and former fiscal year, if changed since last report)

                           HEALTHPLEX, INC. & SUBSIDIARIES
                           -------------------------------



                                        INDEX
                                        -----


                                                                       Page

          Part I.   Financial Information

                    Consolidated balance sheets -                        3
                    September 30, 1998 unaudited and
                    December 31, 1997 audited.

                    Consolidated income statements -                     4
                    nine months ended September 30, 1998 and 1997 unaudited and three months ended
                    September 30, 1998 and 1997 unaudited.

                    Consolidated statements of cash flows -              5
                    nine months ended September 30, 1998 and 1997 unaudited.

                    Notes to consolidated financial statements           6

                    Management's discussion and analysis of             7-8
                    financial condition and results of operations.


          Part II.  Other Information

                    Item 1.   Legal Proceedings                          9

                    Item 2.  Changes in Securities                       9

                    Item 3.   Defaults upon Senior Securities            9

                    Item 4.   Submission of Matters to a Vote
                              of Security Holders                        9

                    Item 5.   Other Information                          9

                    Item 6.   Exhibits and Reports on Form 8-K           9

                    Signatures

      HEALTHPLEX, INC. & SUBSIDIARIES
      -------------------------------
      CONSOLIDATED BALANCED SHEETS
      ----------------------------


                                             September 30,       December 31,
                                                  1998               1997
                                              (Unaudited)             *
                                             -------------      -------------
      ASSETS
      ------
      Current assets:
      --------------

      Cash and cash equivalents                 $1,491,469         $  784,709
      Investments - available for sale             766,485            800,773
      Accounts receivable                          284,402            541,836
      Notes receivable - current portion            57,341             33,331
      Other receivables                             10,541             40,832
      Prepaid expenses                                   0              6,827
                                                 ---------         ----------
           Total current assets                  2,610,238          2,208,308

      Fixed assets, net of depreciation          1,095,640          1,000,509
      Notes receivable - less current
         portion                                    22,992             78,516
      Investments - available for sale             493,296            597,856
      Security deposits                             70,773             55,406
      Deferred investment banking fees             219,937            263,925
      Goodwill, less accumulated
         amortization                               12,528             13,543
      Loan to Dentcare Delivery Systems, Inc.      515,820            515,820
                                                ----------         ----------
                                                $5,041,224         $4,733,883
                                                ==========         ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

      Current liabilities:
      -------------------
      Accounts payable                          $  392,927         $  395,536
      Current portion of capitalized
         lease obligations                         121,173            134,988
      Accrued expenses and taxes                   156,401            278,883
      Due to Dentcare Delivery Systems, Inc.        65,960            161,328
      Income taxes payable                         356,807            188,422
      Deferred rent payable                          5,184              2,594
                                                ----------         ----------
           Total current liabilities             1,098,452          1,161,751

      Capitalized lease obligations, less
         current portion                            37,367            124,794
      Deferred rent payable                        117,570            122,143
      Deferred income taxes payable                 61,735             61,735
                                                ----------         ----------
           Total liabilities                     1,315,124          1,470,423
                                                ----------         ----------

      Minority interest                             13,656             10,159
                                                ----------         ----------

      Stockholders' equity:
      --------------------
      Common stock $.001 par value,                  3,607              3,592
         authorized 20,000,000 shares;
         issued 3,606,682 in 1998 and
         3,591,682 in 1997
      Paid-in capital                            2,281,914          2,255,018
      Unrealized loss on investments-
         available for sale                        (59,986)           (44,871)
      Retained earnings                          1,497,992          1,042,212
      Less:  Treasury stock, 6,300 shares
         in 1998 and 1,600 shares in 1997           11,083              2,650
                                                ----------         ----------
                Total stockholders'              3,712,444          3,253,301
                   equity                       ----------         ----------
                                                $5,041,224         $4,733,883
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

          HEALTHPLEX, INC. & SUBSIDIARIES
          -------------------------------
          CONSOLIDATED STATEMENTS OF OPERATIONS
          -------------------------------------
          (UNAUDITED)
          -----------


                                               For the Nine Months Ended
                                             ----------------------------

                                             September 30,  September 30,
                                                 1998            1997
                                             -------------  --------------
                                                            (Reclassified)
           Revenues
           --------

           Service fee income                  $ 2,529,732     $ 1,940,672

           Administrative service income         3,865,227       3,049,036
                                               -----------     -----------

           Total service fee income              6,394,959       4,989,708


           Premium income                        5,715,141       5,335,864

           Sales-computer services                  13,125           6,948
                                               -----------     -----------
                 Total revenues                 12,123,225      10,332,520
                                               -----------     -----------

           Cost of Revenues
           ----------------

           Direct expenses - related to
              service fees                       2,549,964       1,709,668

           Dental expenses - related to
              premium income                     4,682,417       4,528,073

           Cost of sales - computer                      0          12,827
              services                         -----------     -----------
                                                 7,232,381       6,250,568
                                               -----------     -----------

           Gross Margin on Revenues              4,890,844       4,081,952
           ------------------------            -----------     -----------

           Selling, general and
              administrative expense             4,144,051       3,647,884

           Interest expense                         20,348          34,709
                                               -----------     -----------
                                                 4,164,399       3,682,593
                                               -----------     -----------
           Income from operations
           Other Income                            726,445         399,359

           Gain on sale of securities                3,111             854

           Interest income                          70,218          73,312

           Dividend income                          25,711           9,367
                                               -----------     -----------

           Income before income taxes              825,485         482,892

           Provision for income taxes              366,208         249,437
                                               -----------     -----------

           Income before minority interest         459,277         233,455

           Minority interest                         3,497           2,749
                                               -----------     -----------
           Net income                          $   455,780     $   230,706
                                               ===========     ===========

           Earnings per share (Note 3):

             Basic                             $     0.127     $     0.064
                                               ===========     ===========
             Diluted                           $     0.121     $     0.062
                                               ===========     ===========

           Weighted average number of
              shares of common stock
              outstanding

              Basic                              3,592,612       3,590,082
                                               ===========     ===========
              Diluted                            3,776,646       3,749,622
                                               ===========     ===========



                                                 For the Three Months Ended
                                                ----------------------------
                                                September 30,  September 30,
                                                    1998            1997
                                                -------------  --------------
                                                               (Reclassified)
          Revenues
          --------

          Service fee income                    $   926,911     $   602,996

          Administrative service income           1,330,923       1,122,235
                                                -----------     -----------
          Total service fee income                2,257,834       1,725,231

          Premium income                          1,932,179       1,778,909

          Sales-computer services                     7,350           5,025
                                                -----------     -----------
                Total revenues                    4,197,363       3,509,165
                                                -----------     -----------

          Cost of Revenues
          ----------------

          Direct expenses - related to
             service fees                           857,552         570,055

          Dental expenses - related to
             premium income                       1,534,522       1,513,168

          Cost of sales - computer services               0           4,766
                                                -----------     -----------
                                                  2,392,074       2,087,989
                                                -----------     -----------

          Gross Margin on Revenues                1,805,289       1,421,176
          ------------------------              -----------     -----------

          Selling, general and
             administrative expense               1,510,119       1,263,077

          Interest expense                            6,783           6,191
                                                -----------     -----------
                                                  1,516,902       1,269,268
                                                -----------     -----------
          Income from operations
          Other Income                              288,387         151,908

          Gain on sale of securities                      0             854

          Interest income                            21,762          21,837

          Dividend income                            14,336           4,216
                                                -----------     -----------
          Income before income taxes                324,485         178,815

          Provision for income taxes                143,061         117,388
                                                -----------     -----------
          Income before minority interest           181,424          61,427

          Minority interest                           1,654         (1,017)
                                                -----------     -----------
          Net income                            $   179,770     $    62,444
                                                ===========     ===========
          Earnings per share (Note 3):

             Basic                              $     0.050     $     0.017
                                                ===========     ===========

             Diluted                            $     0.048     $     0.017
                                                ===========     ===========
          Weighted average number of shares
             of common stock outstanding

             Basic                                3,596,407       3,590,082
                                                ===========     ===========

             Diluted                              3,780,441       3,749,622
                                                ===========     ===========


         See notes to financial statements which are an integral part hereof.

          HEALTHPLEX, INC. & SUBSIDIARIES
          -------------------------------
          CONSOLIDATED STATEMENTS OF CASH FLOWS
          -------------------------------------
          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
          -----------------------------------------------------
          (UNAUDITED)
          -----------

                                             September 30,   September 30,
                                                 1998            1997
                                             -------------   -------------
                                                              (Restated)

          INCREASE (DECREASE) IN CASH AND
          CASH EQUIVALENTS

          Cash flows from operating
             activities                      $   455,780     $   230,706

          Net income

          Adjustments to reconcile net
             income to net cash provided
             by operating activities:

             Depreciation and amortization       175,062         163,882

             Deferred rent expense                (1,983)          5,526

             Deferred investment banking
                fees                              43,988               0

             Minority interest                     3,497           2,749

             Gain on sales of securities          (3,111)            854

             Stock awards                         26,909               0

          (Increase) decrease in:

             Accounts receivable                 257,434          41,684

             Other receivables                    30,291         (10,349)

             Prepaid expenses                      6,827         (11,766)

          Increase (decrease) in:

             Accounts payable                     (2,609)         48,597

             Accrued expenses and taxes         (122,482)         54,644

             Due to Dentcare Delivery
                Systems, Inc.                    (95,368)         13,492

             Income taxes payable                168,385          84,927
                                             -----------     -----------
          Net cash provided by operating
             activities                          942,620         624,946
                                             -----------     -----------

          Cash flows from investing activities:

             Proceeds from sale of
                investments                      126,846         186,581

             Capital expenditures               (269,178)        (85,808)

             Repayment of notes receivable        31,514          38,704

             Security deposits paid              (15,367)        (39,350)
                                             -----------     -----------

          Net cash provided by (used in)
             investing activities               (126,185)        102,127
                                             -----------     -----------
          Cash flows from financing activities:

             Proceeds from issuance of
               capital stock                           0           5,446

             Purchase of treasury stock           (8,433)              0

             Repayment of long-term debt        (101,242)       (143,265)
                                             -----------     -----------

          Net cash used in financing
             activities:                        (109,675)       (137,819)
                                             -----------     -----------

          Net increase in cash                   706,760         589,254

          Cash and cash equivalents at
             beginning of period                 784,709         268,340
                                             -----------     -----------

          Cash and cash equivalents at
             end of period                   $ 1,491,469     $   857,594
                                             ===========     ===========

          Cash paid during the period for:

             Interest                        $    20,348     $    34,709
                                             ===========     ===========
             Income taxes                    $   197,538     $   162,351
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

                           HEALTHPLEX, INC. & SUBSIDIARIES
                           -------------------------------
                            NOTES TO FINANCIAL STATEMENTS
                            -----------------------------



          NOTE 1 - BASIS OF PRESENTATION
          ------------------------------

          The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles for interim financial information and with the instructions to Form 10-QSB and Rule 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by Generally Accepted Accounting Principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair presentation have been included. Operating results for the nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

          In previously issued interim financial statements for 1997, the Company's majority-owned subsidiary, DHG, Inc., was reported under the equity method of accounting. The statements of operations for the nine and three months ended September 30, 1997 have been reclassified to reflect the revenues and expenses (and related minority interest) of this subsidiary (rather than the single amount for the Company's two-thirds interest in the subsidiary's net income previously presented) so as to conform to the consolidated presentation for 1998. Such change had no effect on reported net income in 1997. The consolidated statement of cash flows for 1997 has been restated to include the cash balances and cash flows of this subsidiary.

          For a summary of significant accounting policies, refer to Note 2 of Notes to Financial Statements included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.


          NOTE 2 - COMPREHENSIVE INCOME
          -----------------------------

          For the nine months ended September 30, 1998 comprehensive income amounted to $440,665. The difference between net income and comprehensive income is due to unrealized losses of $15,115 on investments classified as available-for-sale.

          NOTE 3 - EARNINGS PER SHARE
          ---------------------------

          The Company has adopted Statement of Financial Accounting Standards No. 128 "Earnings Per Share", ("SFAS No. 128") which superseded Accounting Principles Board Opinion No. 15. Under SFAS No. 128, earnings per share are computed by dividing net income by the weighted-average number of common shares outstanding during the period. Diluted earnings per share are reported when applicable to reflect the potential dilution that could occur if outstanding options and warrants to purchase common stock were exercised. SFAS No. 128 has been retroactively applied to 1997; however, such per share results were unchanged.

          NOTE 4 - STOCK REPURCHASE PROGRAM
          ---------------------------------

          On August 25, 1998, the Board of Directors adopted a resolution approving a stock repurchase program. Under this program, the Company may, from time to time, buy up to 150,000 shares of the Company's common stock on the open market. During September of 1998 the Company purchased 4,700 shares pursuant to this plan.

                           HEALTHPLEX, INC. & SUBSIDIARIES
                           -------------------------------

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS
                         -----------------------------------

          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
          -----------------------------------------------------

          Results of Operations - Revenue Overview
          ----------------------------------------

          Revenue increased by $1,790,705, or 17.3%, to $12,123,225 from
          $10,332,520. Approximately $816,000, or 45.6% of the increase, represented an increase in revenue from the Company's administrative service income business. Such increase is the result of servicing major groups added during 1997. The Company continues to emphasize its administrative business through focused marketing efforts targeting specific entities.

          The amounts for administrative service income, total service fee income and total revenue reported herein for the nine months ended September 30, 1997 have each been increased by $232,151 from the amounts previously reported therefor. (For the three months ended September 30, 1997, the amount of such increase was $75,349). Such amounts represent the administrative service income of the Company's majority owned subsidiary, DHG, Inc. In previously issued 1997 interim financial statements, the Company accounted for its two-thirds interest in this subsidiary on the equity method. For 1998, the accounts of this subsidiary have been fully consolidated with that of the Company and its wholly-owned subsidiaries. The 1997 financial statements have been revised accordingly to reflect the components of the subsidiary's revenues, expenses and related minority interest. The revisions to reclassify the components of the subsidiary's net income had no effect on the reported net income for the 1997 periods.

          The following table illustrates the changes in revenue:

          For the nine months                                     Increase
            ended September 30,          1998            1997    (Decrease)
          ----------------------------------------------------------------

          Service fee income         $ 2,529,732    $ 1,940,672  $  589,060

          Administrative service
             income                    3,865,227      3,049,036     816,191
                                     -----------    -----------  ----------

          Total service fee income     6,394,959      4,989,708   1,405,251

          Premium income               5,715,141      5,335,864     379,277

          Sales-computer service          13,125          6,948       6,177
                                     -----------    -----------  ----------

               Total                 $12,123,225    $10,332,520  $1,790,705
                                     ===========    ===========  ==========


          Results of Operations - Gross Margin, Expenses & Income
          -------------------------------------------------------

          Gross margin on revenue increased by $808,892 or 19.8%, during the first nine months of 1998 as compared to $4,081,952 during the comparable period of 1997. Of the increase in gross margin, $564,955, or 69.8%, was due to the increase in gross margin from service fee income due to the continuing expansion of the administrative service business.

          The amount of gross margin reported for the first nine months of 1997 has been increased by $232,151 ($75,349 for the three months ended June 30, 1997) from that previously reported, which revision is due to the inclusion of DHG, Inc.'s revenues. There are no costs of revenues reported therefor - expenses and related overhead are included in selling, general and administrative expense.

                           HEALTHPLEX, INC. & SUBSIDIARIES
                           -------------------------------

                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                         CONDITION AND RESULTS OF OPERATIONS
                         -----------------------------------

       FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
       -----------------------------------------------------

       The following table illustrates the changes in gross margin:


         For the nine months                                   Increase
         ended September 30,          1998          1997      (Decrease)
         ---------------------------------------------------------------
         Service fee income        $3,844,995    $3,280,040    $564,955

         Premium income             1,032,724       807,791     224,933

         Sales - computer
         services                      13,125        (5,879)     19,004
                                   ----------    ----------    --------

           Total                   $4,890,844    $4,081,952    $808,892
                                   ==========    ==========    ========


       Selling general and administrative expenses increased by $496,167, or 13.6%, to $4,144,051 in 1998 from $3,647,884 in 1997, primarily as a result of $421,085 in increased payroll related costs incurred to meet the demands of the expanding administrative service business. The amount of selling, general and administrative expenses reported for the first nine months of 1997 has been increased by $229,402 from that previously reported due to the inclusion of DHG, Inc.'s expenses for such period. (For the first three months of 1997 the increase was $76,366).

       Pre-tax income increased by $342,593, or 70.9%, to $825,485 for the first six months of 1998 from $482,892 in 1997, principally as a result of an increase in administrative service business. The amount reported for 1997 has been increased by $2,749 from that previously reported. Such amounts represent the one-third minority interest in DHG, Inc. which is deducted after the provision for income taxes. (For the first three months of 1997 the change was a decrease of $1,017).

       The provision for income taxes increased by $116,771, or 46.8%, to $366,208 in 1998 from $249,437 in 1997.

       As a result, net income increased by $225,074, or 97.6%, to $455,780 in 1998. Net income of $230,706 for the 1997 period was not affect by the inclusion of DHG, Inc.

       The Company's adoption of SFAS No. 128 had no impact on reported earnings per share.

       The Company has also adopted SFAS No. 130 "Reporting Comprehensive Income". See Note 2 of Notes to Financial Statements.

       Liquidity and Capital Resources
       -------------------------------

       The Company's cash, cash equivalents and short-term investments increased by $672,472 to $2,257,954 at September 30, 1998 from $1,585,482 at December 31, 1997. Cash and cash equivalents, exclusive of short-term investments increased by $706,760 to $1,491,469. Earnings before depreciation, deferred items and minority interest amounted to $676,344 for the nine months ended September 30, 1998 and were the principal reason for the $942,620 of cash flows provided by operating activities. In addition, these same elements continue to be the Company's primary source of liquidity.

       The Company used $269,178 to purchase additional equipment and for improvements relating to the expansion of its office. Cash inflow of $126,846 were generated by the sale of investments. Other net cash inflows of $16,147 brought the total cash used in investing activities to $126,185.

       The Company used $101,242 to repay long-term debt, and $8,433 to repurchase shares of the Company's stock.

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

            None

       Item 5.   Other Information
       ---------------------------

            None

       Item 6.   Exhibits and Reports on Form 8-K
       ------------------------------------------

            Exhibit                  Description
            -------                  -----------

              27.1                   Financial Data Schedule

              27.2                   Restated Financial Data Schedule for
                                     September 30, 1997

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



                                          HEALTHPLEX, INC.
                                          ----------------
                                          Registrant


       Date:  November 12, 1998           By: /s/ MARTIN KANE
                                             --------------------------------
                                                Martin Kane, President


       Date:  November 12, 1998           By: /s/ JOHN FORTE
                                             --------------------------------
                                                John Forte, Chief Financial
                                                Officer

                                 EXHIBIT INDEX



            Exhibit                  Description
            -------                  -----------

              27.1                   Financial Data Schedule

              27.2                   Restated Financial Data Schedule for
                                     September 30, 1997